Form 10-K
period 1996-05-31
UNISON SOFTWARE INC
filed 1996-08-29
CIK 945837

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-K
(Mark One)

       X      Annual report pursuant to Section 13 or 15(d) of the
    ------    Securities Exchange Act of 1934 [Fee required]
              For the fiscal year ended MAY 31, 1996
                                          OR
              Transition report pursuant to Section 13 or 15(d) of the
    ------    Securities Exchange Act of 1934 [No fee required]
              For the transition period from                   to
                                               ---------------    --------------
              Commission File Number:   0-26198
                                       -----------

                                UNISON SOFTWARE, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                          94-269687
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

              5101 PATRICK HENRY DRIVE, SANTA CLARA, CALIFORNIA 95054
                (Address of principal executive offices)  (zip code)
                                    (408) 988-2800
                 (Registrant's telephone number, including area code)

                        ---------------------------------

       Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:
                       COMMON STOCK, $.0001 PAR VALUE PER SHARE
                                    (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                  ---       ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [   ]
                                 ---
       As of July 31, 1996, there were 7,783,790 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on July 31, 1996) was approximately $62,947,238. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates.
This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the Registrant's Annual Report to Stockholders for the fiscal year ended May 31, 1996 are incorporated by reference in Parts II and IV of this Form 10-K to the extent stated herein. Also, certain sections of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on October 29, 1996 are incorporated by reference in
Part III of this Form 10-K to the extent stated herein.

                                        PART I

ITEM 1   BUSINESS.

OVERVIEW

    Unison Software, Inc. develops, markets and supports networked systems management software for distributed, heterogeneous computing environments. The Company's workload management, storage management and output management tools support the deployment of business critical applications in client/server environments. Unison was incorporated in California in 1980 and reincorporated in Delaware in July 1995. The Company's principal executive office is located at 5101 Patrick Henry Drive, Santa Clara, California 95054, and its telephone number is (408) 988-2800. Unison's home page can be located on the World Wide Web (the "Web") at http://www.unison.com. Unison's common stock is traded on the Nasdaq National Market under the symbol "UNSN." Except as otherwise noted herein, all references to "Unison" or the "Company" shall mean Unison Software, Inc. and its subsidiaries.

INDUSTRY BACKGROUND

    The market for enterprise-wide computing systems used by large commercial organizations has undergone a dramatic transition in recent years. Advances in hardware, software and networking technologies have led to a shift from mainframe and other "host-based" computer architectures to networked, client/server architectures, in which computing tasks are distributed among numerous computers throughout the network. A related trend has been the shift from homogeneous, proprietary systems to heterogeneous, open systems, in which computers, operating systems, applications and peripherals from various vendors are interconnected to provide an optimized solution. Most open systems are based on the UNIX operating system, which is available in different versions from different computer manufacturers, or, more recently, on Microsoft Windows NT.

    The flexibility and effectiveness of distributed processing in an open systems environment have encouraged numerous large organizations to move their computer applications to these systems. Although companies have historically deployed such systems for technical and departmental applications, many companies are increasingly using them for applications that are critical to the organization's day-to-day operations. Applications such as payroll, human resources, internal financial reporting, sales order entry and inventory control are increasingly run on client/server systems rather than on central mainframes. Managing the operations of a large-scale, client/server system, however can be difficult and labor-intensive. While client/server environments have many of the same systems management needs as host-based environments, the highly networked nature of modern distributed systems introduces a number of challenges that are not present for traditional mainframe systems and requires networked systems management tools designed specifically for distributed environments.

    Enterprise-wide networks are frequently complex, geographically dispersed assemblages of computers, operating systems, peripherals and applications, each of which may be supplied by multiple vendors. These networks are dynamic in that hardware and software resources are frequently added, deleted or modified, and new applications are continually being deployed. Such networks can be fragile, with many possible points of failure, and as a result one or more network components may not be operational at any given time. Systems management tools must be able to interoperate in a heterogeneous environment and be fault tolerant so that users can rely on these systems for business critical applications. Moreover, as such applications are distributed throughout the network, systems management functions must operate in a distributed manner, frequently under the control of non-experts. In a large, geographically-dispersed network, it may be prohibitively expensive, if not technically impossible, to have staff perform management tasks at each location. In addition, the sheer size of many enterprise-wide networks and the volume of data they use and produce require the use of automated tools. The Company believes that the lack of adequate systems management tools has been a limiting factor in the widespread commercial deployment of open, distributed systems for business critical applications.

    Three primary networked systems management functions for which tools are needed are workload management, storage management and output management. Workload management tools automate the scheduling and allocation of hundreds or thousands of interactive and batch jobs among the various computers on the network. This scheduling and allocation may be based on such criteria as time deadlines, the completion of other jobs, the needs of particular applications and the availability of specific network resources. Workload management tools must also monitor job completion status and allow systems administrators to establish job or application priorities in order to optimize network performance. Storage management tools provide reliable, high-speed backup and recovery, tasks which require transferring many gigabytes of data between multiple distributed computers and various types of archival storage media while minimizing network downtime. Finally, output management tools direct and track the distribution of reports and other results generated by distributed applications to printers and other output devices located throughout the network.

    The development of networked systems management tools for UNIX environments has generally not kept pace with advances made in other client/server technologies. As a result, robust, commercial quality systems management tools generally have not been available. Instead, organizations are relying on a number of alternatives, none of which provides a complete solution. These alternatives include human oversight and intervention, internally-developed tools and earlier generation systems management tools, such as the system utilities provided with UNIX which provide limited scheduling and backup capabilities. Individual hardware manufacturers also provide tools for their systems, but such manufacturers have little incentive to provide effective multi-vendor solutions. Other alternatives include adaptations of mainframe management systems, which were not originally designed for use in distributed, multi-computer environments, and tools developed for technical UNIX environments, which generally lack the necessary user interfaces, robustness and fault tolerance to support business critical applications. As a result, while open systems hardware typically costs less than comparable proprietary hardware, the Company believes that the systems management costs of open systems, including staff costs, can run significantly higher than the costs of proprietary systems.

THE UNISON SOLUTION

    Unison provides a suite of workload management, storage management and output management tools with features and functionality designed to support business critical applications on distributed systems. These products have been designed by the Company specifically for operation in distributed environments and are based on over ten years of experience in developing effective networked systems management tools for distributed HP3000 systems. The Company is a leader in providing such tools to large, commercial organizations that use HP3000 systems, and began offering products for UNIX environments in fiscal 1993 and for Microsoft Windows NT in fiscal 1996. The Company intends to focus increasingly on the UNIX and Windows NT environments while continuing to support the HP3000 environment.

    The Company's products have the following important attributes:

    - SCALABILITY. The Company's products provide the same functionality across a broad range of network sizes.

    - FAULT-TOLERANCE. Unison's tools continue to operate despite the unavailability of particular network resources and enable graceful recovery following network or node failures.

    - INTEGRATION. The Company's tools operate with HP's OpenView and IBM's NetView for AIX network management platforms and HP's OpenView IT/Operations and Tivoli's Management Environment (TME) systems management frameworks. In addition, the Company's products integrate and operate directly with business applications such as SAP R/3 and with legacy systems such as IBM MVS.

    - INTEROPERABILITY. Unison's products are able to manage UNIX-based systems from HP, Sun, IBM, Silicon Graphics, Sequent, Siemens-Nixdorf and NCR, Intel-based Systems running Windows NT and HP3000 system, all in the same network.

    - ADHERENCE TO STANDARDS. The Company's products support POSIX, SNMP and other standards that enable distributed, open environments.

    - SECURITY. The Company's tools provide controlled access to important systems management functions.

PRODUCTS

    The Company provides a suite of networked systems management tools for open systems and HP3000 computing environments. The Company's workload, storage and output management products are designed to optimize throughput and efficiency in distributed computer systems and to reduce demands for computer personnel and resources. The Company currently offers three networked systems management products for both the open systems and HP3000 environments, one additional product for the open systems environment and three additional products for the HP3000 environment.

    The following products run in both the HP3000 and open systems environments, with the exception of the Load Balancer product, which is a UNIX-only product:

WORKLOAD MANAGEMENT

    UNISON MAESTRO. Maestro is a full-featured tool for managing background batch processing in a distributed computing environment. Maestro was originally released for the HP3000 in 1985, and a number of subsequent releases have added functionality to support a broad range of commercial distributed computing requirements of HP3000 systems. Maestro was first released for UNIX in 1993 and for Windows NT in 1996. The UNIX and NT versions include the complete functionality of the HP3000 product and interoperate not only across widely-accepted UNIX versions but also with the HP3000 operating system. Maestro's architecture allows for central administration, monitoring and control of planned and ad hoc batch processing throughout a network. The administrator identifies planned and ad hoc jobs, and specifies rules by which jobs are scheduled (E.G., every payday), sequenced (I.E., some jobs may have to follow certain other jobs) or otherwise constrained (E.G., certain jobs cannot run at the same time or only so many jobs can run at one time). Maestro then selects planned jobs that need to be run for all devices in the network, and manages their execution to maximize the number of jobs processed without violating the specified constraints. As additional ad hoc jobs are submitted by users, Maestro manages them together with the planned jobs. Maestro provides a high degree of fault tolerance by supporting peer-to-peer operation, such that each system is capable of continuing full operations regardless of the availability of other resources.

    LOAD BALANCER. Load Balancer automatically distributes the processing load across an entire network to make optimum use of the available computing resources and avoid overloading any particular system. After a central administrator specifies the characteristics of the various systems available in the network and any unusual resource requirements of certain jobs or processes, interactive users, as well as job schedulers such as Maestro, can submit processing requests for balanced execution. Load Balancer continuously maintains a profile of resource availability across the entire network and can dispatch both batch and interactive jobs to the best machine available.

STORAGE MANAGEMENT

    UNISON ROADRUNNER. RoadRunner provides reliable, high-speed backup and recovery of the increasingly large amounts of data being stored on network servers and workstations. Utilizing sophisticated techniques such as file interleaving, variable software compression and parallel data streams, RoadRunner takes advantage of modern, multiprocessor architectures and multiple archive devices located anywhere on the UNIX network. The Company believes, based upon trials by prospective customers and its internal benchmark testing, that in many environments Unison RoadRunner performs faster backup and recovery operations than other widely available backup tools.

OUTPUT MANAGEMENT

    SPOOLMATE. SpoolMate manages and distributes report output from production processing on mixed UNIX and HP3000 networks. It supports UNIX and NetWare printers and clients, as well as printers connected directly to the network. Once reports, printers, recipients and distribution lists have been specified, SpoolMate automatically delivers reports to the printers most convenient to each recipient, identifies the intended recipient for each copy, and maintains an audit trail of all copies printed. By performing these and other functions, SpoolMate reduces the labor required to distribute report output and the incidence of lost reports and costly job reruns. SpoolMate is available for the HP version of UNIX only.

    The Company markets the following products for the HP3000 environment only:

    DCM PAK. DCM Pak provides HP3000 systems with integrated client/server workload management, storage management and output management, unified by a common user interface and functional integration.

    TAPES PLUS. Tapes Plus is a storage management product that automatically manages tape libraries, assigns tape labels, provides change control and helps prevent accidental data loss.

    FORMATION. Formation is an output management product that allows users to design forms for laser printers electronically and to integrate such forms into applications, thereby eliminating the need for impact printers and preprinted forms.

    The Company's products are sold under perpetual, fully paid-up licenses. Prices are based upon the number, and in some cases the capacity, of the computers on which the software will operate. In certain cases, the Company grants site or enterprise-wide licenses. Domestic end-user list prices for the Company's UNIX products range from $500 for certain versions of Load Balancer to $75,000 for certain versions of Unison Maestro, although prices may vary with product options and customer volume. Prices for the Company's HP3000 software range from $1,600 for Unison RoadRunner deployed in small systems to $83,000 for a DCM Pak deployed in the largest systems. The price for the Windows NT version of Unison Maestro ranges from $1,000 to $8,000.

SALES AND MARKETING

    The Company markets and sells its software and services primarily through its direct field sales and telesales organizations and, to a lesser extent, through third-party distributors and other indirect sales channels. The Company believes that the open systems market is significantly larger and more diverse than the HP3000 market, and that systems management decisions for enterprise-wide systems are frequently made at the corporate level. The Company also believes that multiple distribution channels for the Company's products help to improve market coverage and penetration. Consequently, the Company has established a direct field sales force for its open systems products, in addition to its telesales force for its HP3000 and certain UNIX products. The Company is also focusing on developing additional indirect distribution channels through OEM, VAR and ISV relationships with major computer hardware and software companies, as well as vendors of integrated application solutions for particular vertical markets. The Company believes that it must continue to expand its direct field sales force and indirect distribution channels to address the open systems environment effectively. Expansion of the Company's field sales force has required and will continue to require significant financial and managerial commitments by the Company. Experienced field sales personnel in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company. Further, there can be no assurance that the Company's efforts to expand its field sales force will be successful, and there can also be no assurance that the Company's efforts to develop indirect sales channels will be successful. The Company has had only limited experience with such channels. The failure of such efforts would impair the Company's future growth, if any, and business and operating results. See "Factors Affecting Business, Operating Results and Financial Condition--Expansion of Field Sales Force and Indirect Distribution Channels."

    The Company's multi-faceted sales and marketing organization consists of the following elements:

    FIELD SALES. The Company's field sales organization consists of a staff of field-office-based software sales professionals. Field offices are staffed by both sales and technical pre-sales representatives and are located in Santa Clara and Irvine, California; Austin and Dallas, Texas; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Parsippany, New Jersey; Blue Bell, Pennsylvania; the Washington, D.C. area; and Harpenden, England. The Company believes that its major customers require on-site sales and service activities as they evaluate and select their enterprise-wide systems management software.

    TELESALES. The Company employs a telesales organization to sell directly to new customers and to its existing customer base. This group is made up of knowledgeable staff members with extensive experience selling the Company's HP3000 based product line to new and existing customers. An additional telesales team was created during fiscal 1996 to sell those Company UNIX products that can be sold with limited customer evaluation and at relatively modest prices in small quantities. In addition, this team may also locate potential larger or enterprise-wide sales opportunities, which are then passed to the direct field sales force to complete the sale through on-site selling methods.

    NATIONAL ACCOUNTS. The Company's large national and multinational customers require a highly consultative sales approach and specialized account management due to their size, geographically-dispersed installations or centralized decision-making process. These customers include companies such as HP, Compaq Computer Corporation, The Hertz Corporation and Northern Telecom Inc. To service these accounts, the Company has established a team of senior National Account Managers headed by the Vice President, National Account Sales.

    INDIRECT DISTRIBUTION CHANNELS. An important facet of the Company's sales and marketing strategy is the development of indirect distribution channels, such as OEMs, VARs, ISVs, hardware vendors, systems integrators for particular vertical markets, application software vendors and other systems management software vendors whose products fit well strategically with those of the Company. The Company currently has several indirect distribution relationships, including a distribution relationship with HP, which markets the Company's Maestro product along with HP's OpenView and IT/Operations Center product lines; Tivoli, which markets Maestro with its TME product; Sequent, which sells Maestro as an endorsed workload management solution; Summit Information Systems, an application vendor to the credit union industry, that includes Maestro along with each of its systems; and Veritools, Inc., a CAD/CAM vendor that sells Load Balancer to its customer base. The Company's efforts to expand these channels are intended to increase market coverage and achieve broader acceptance of the Company's products as networked systems management standards.

    INTERNATIONAL DISTRIBUTORS.   The Company engages distributors and utilizes
its VAR relationship with HP to serve certain international markets in which the Company does not have a direct presence, including certain areas of Europe, the Pacific Rim and Latin America. Distributors license the Company's products at a discount for relicensing, and may provide training, support and consulting services to end users. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and exchange rates, difficulties in staffing, coordinating communications and managing international operations and other factors. See "Factors Affecting Business, Operating Results and Financial Condition--International Operations and Sales."

    In support of these direct and indirect sales and distribution efforts, the Company conducts marketing programs intended to position and promote its products and services. Marketing personnel engage in a wide variety of activities in support of the distribution channels, including direct mail, advertising, seminars, public relations, and trade shows, as well as overseeing the Company's participation in industry programs and forums. Strategic marketing is conducted through market analysis and interpretation, customer advisory board meetings for the purpose of validating Company product development plans, senior management strategic planning sessions, and the establishment of long- and short-term strategic product goals. In addition, the marketing department also participates and assists in preparing and giving sales and product training seminars for both the Company's internal sales force and those of its channel partners. The marketing organization also has a leading role in product marketing activities, including product management, cooperative positioning and long-term product direction. The Company spends considerable resources on Company and product positioning to establish market segment leadership.

    Because many of the Company's customers depend on the Company's products to manage their business critical computer operations, the Company believes that its ability to provide a high level of customer service and technical support is crucial to its marketing efforts and to the building of long-term customer relationships. The Company offers to its licensees through its own support organization an annual maintenance program that includes product updates and post-sales telephone, electronic mail, Internet and fax hotline support. The price for annual maintenance is typically 13% to 20% of the current license fee. The Company also offers installation and training services on a fee basis to assist customers in deploying enterprise-wide applications utilizing the Company's products. Training is offered at the Company's in-house facilities or at the customers' sites. The Company's distributors and OEMs also offer first-level customer support to their end users, while relying on the Company for any additional support as needed.

    The Company generally ships its products as orders are received. As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

PRODUCT DEVELOPMENT

    The Company has made substantial investment in research and development to develop commercial-quality systems management tools. The Company's future success will depend substantially on the ability of the Company to keep pace technologically with innovation in the networked systems management market and to maintain a competitive advantage by developing new products to meet the needs of the market. See "Factors Affecting Business, Operating Results and Financial Condition--Changing Technology and Industry Standards." The Company intends to expand its existing product offerings and to introduce additional products for distributed open systems environments.

    The Company's principal development efforts include adding new features and functions to the Company's products and adapting them to new environments. Recognizing that current open distributed environments and related systems are heterogeneous and constantly evolving, the Company designs its products to be portable and adaptable to new and related client/server hardware and software. The Company is adapting its products to operate with additional versions of UNIX which offer attractive market opportunities. The Company also intends to expand its products to operate across more diverse open networks, which may encompass an increasing variety of processor server and workstation types and multiple operating systems including mainframe-based legacy systems, PC network servers and new operating environments. In particular, the Company is developing various versions of its products for the Windows NT environment. The Company intends to continue to respond to this continuing evolution by offering products which take advantage of additional emerging standards, protocols and interfaces. Such efforts will require significant commitments of financial and product development resources, and there can be no assurance that such efforts will be successful, especially given that the Company has had limited experience with some of the components of these more diverse environments. The failure of such efforts or the failure of any resulting products to achieve market acceptance could have a material adverse effect on the Company's business and operating results. See "Factors Affecting Business, Operating Results and Financial Condition--Support of Multiple Environments."

    The Company uses sophisticated software development tools to speed the development process and to ensure product quality. These tools include configuration management, code testing and graphical user interface design tools. While the Company expects that certain of its new products will be developed internally, the Company may also, based on timing and cost considerations, acquire technology and/or products from third parties. Additionally, notwithstanding the Company's efforts to ensure product quality, software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, any of which could have a material adverse effect upon the Company's business and operating results. See "Factors Affecting Business, Operating Results and Financial Condition--Product Errors; Product Liability."

    The Company's total expenditures for research and development for the fiscal years ended May 31, 1994, 1995 and 1996 were $3.0 million, $3.0 million and $4.0 million, respectively. To date, the Company has not capitalized any software development costs.

COMPETITION

    The markets for networked systems management products for both the open systems and HP3000 environments are intensely competitive and rapidly changing. Principal competitive factors in these markets include product features and functionality, product quality, reliability, ease-of-use, price, company reputation and experience, breadth of product line, marketing efforts, distribution methods and channels, and availability and quality of installation, training and support services. The Company believes it generally competes favorably on most of these factors, although certain competitive products integrate with networked systems management products, and interoperate with operating systems and hardware platforms, with which the Company's products do not.

    Many of the Company's competitors have longer operating histories, greater name recognition, greater market acceptance of their products and technologies, and significantly greater financial, technical, sales, marketing and other resources to devote to the development, promotion and sale of their products. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technology, which developments could have a material adverse effect on the Company's business and operating results. Moreover, increased competition could result in significant price reductions with attendant negative effects upon the Company's margins.

    The Company's competitors offer a variety of solutions to address the networked systems management market. In the open systems environment, the Company faces competition from companies that offer directly competitive products, including PLATINUM Technology, Inc. for workload management tools and Legato Systems, Inc. and Cheyenne Software, Inc. for backup tools, as well as from standard software utilities which are commonly bundled with UNIX. Moreover, Computer Associates International, Inc. ("CA") and a number of other vendors market suites of systems management tools that compete with the Company's UNIX products. In the HP3000 environment, the Company faces competition from backup products offered by HP and others, in addition to competition across the HP3000 product line from smaller companies.

    The Company also faces competition for its UNIX products from manufacturers of certain UNIX-based system hardware, including HP, Sun Microsystems, Inc. ("Sun") and IBM, which currently offer products directly competitive with those of the Company. For example, both HP and IBM offer load balancing software, and most manufacturers offer backup software for use on their own hardware. Additional hardware manufacturers may elect to offer similar competitive products in the future. In addition, various vendors of client/server hardware and software may seek to increase their presence in the networked systems management market by acquiring or forming strategic alliances with competitors of the Company. For example, the recent acquisition of Tivoli by IBM may result in a change in the reseller relationship between Tivoli and the Company or otherwise have a material adverse effect on the Company's business and operating results. There can be no assurance that any such acquisition, development, marketing and other cooperative arrangements will not adversely affect the Company's business and operating results. Finally, the Company faces competition from companies that have historically offered systems management products for the mainframe environment, particularly CA. The Company anticipates that it may face additional competition in the future from other mainframe environment companies, including BMC Software, Candle and Boole and Babbage, as they attempt to migrate their products to client/server environments. See "Factors Affecting Business, Operating Results and Financial Condition--Competition."

    Additionally, although the Company considers its marketing, sales and software development relationships with HP to be important to the Company's business, and while HP is a reseller of the Company's products, primarily Unison Maestro, and participates with the Company in cooperative marketing and product integration activities, HP also competes with the Company with respect to the Load Balancer and RoadRunner products. The Company would be adversely affected if HP decided to significantly reduce the level of its reselling and integration activities with the Company or otherwise reduce or terminate its relationship with the Company and its products. See "Factors Affecting Business, Operating Results and Financial Condition--Relationships with Hewlett-Packard."

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technology and software products. The Company currently has no domestic or foreign patents or patent applications pending. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of' or otherwise obtain and use, the Company's software products and technology without authorization. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements with its customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

    The Company is not aware that any of its products infringes the proprietary rights of third parties and is not currently engaged in any intellectual property litigation or proceedings. Nonetheless, from time to time the Company has received notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business and operating results. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. See "Factors Affecting Business, Operating Results and Financial Condition--Limited Intellectual Property Protection."

 EMPLOYEES

    As of May 31, 1996, the Company had 174 full-time employees consisting of 35 in product development, 84 in sales and marketing, 31 in support and professional services and 24 in finance and corporate administration. The Company's success depends to a significant extent upon the contributions of its executive officers and its other key sales, marketing, technical service and engineering personnel and on its ability to continue to attract and retain highly talented personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. There can be no assurance that the Company will be able to attract and retain such additional qualified personnel. Additionally, no employees are covered by collective bargaining agreements, and the Company has not experienced any work stoppages. The Company believes that its relationship with employees is good.

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    CERTAIN STATEMENTS CONTAINED IN THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION, INCLUDING STATEMENTS REGARDING THE DEVELOPMENT OF THE MARKET FOR THE COMPANY'S PRODUCTS AND OPEN, CLIENT/SERVER ARCHITECTURE SYSTEMS IN GENERAL; THE COMPANY'S FUTURE ACTIVITIES TO ADDRESS THIS MARKET AND THEIR EFFECTIVENESS; THE ACCEPTANCE OF THE COMPANY'S PRODUCTS BY CUSTOMERS; THE COMPANY'S FUTURE PRODUCT DEVELOPMENT ACTIVITIES; THE EFFORTS OF THE COMPANY TO EXPAND ITS PRODUCTS TO OPERATE OVER MORE DIVERSE NETWORKS; THE EXPANSION OF THE COMPANY'S SALES AND MARKETING ACTIVITIES; AND THE COMPANY'S RELATIONSHIP WITH HEWLETT-PACKARD AND OTHER INDIRECT SALES CHANNEL PARTICIPANTS. ACTUAL RESULTS COULD VARY MATERIALLY DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DESCRIBED BELOW, IN "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW," OR ELSEWHERE IN THIS REPORT.

    POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY. The Company's operating results have fluctuated, and may continue to fluctuate, on an annual and quarterly basis as a result of a number of factors, many of which are outside of the Company's control. These factors include the timing of significant orders, the length of sales cycles, customer budget changes, the timing of new product introductions, changes in pricing policies by the Company or its competitors, product mix, the market acceptance of new and enhanced versions of the Company's products, and conditions and events in the computer industry and the general economy. The Company does not maintain a significant backlog, and therefore revenues for each quarter depend to a large extent on orders booked and shipped in that quarter. Additionally, the Company typically realizes a significant portion of license fee revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license fee revenues for any quarter can be subject to significant variation. The Company establishes its expenditure levels for sales, marketing, product development and other operating expenses based, in large part, on its expected future revenues. If revenues fall below expectations in a particular quarter, operating results and net income are likely to be materially adversely affected. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated revenues, or any unexpected increase in product returns or other costs, could magnify the adverse impact of such events on the Company's operating results. Further, the purchase of the Company's products may involve a significant commitment of capital by the customer, with the attendant delays frequently associated with large capital expenditures and acceptance procedures within an organization. For these and other reasons, the sales cycle associated with the purchase of client/server networked systems management software is typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal acceptance reviews. Based upon all of the foregoing, the Company believes that its annual and quarterly revenues, expenses and operating results could vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful, and that, in any event, such comparisons should not be relied upon as indications of future performance. Additionally, due to all of the foregoing factors, it is likely that in some future period the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    The Company's business has experienced and is expected to continue to experience significant seasonality, due, among other things, to customer capital spending patterns, the general summer slowdown in the computer industry and the fact that the Company's first fiscal quarter coincides with such summer slowdown. Typically, net revenues are highest during the fourth fiscal quarter ending May 31 and lowest during the first fiscal quarter ending August 31 of a given fiscal year. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE ON EMERGING MARKET FOR OPEN DISTRIBUTED COMPUTING. The Company is focusing its resources on developing and marketing networked systems management software for business critical applications in open distributed environments. These products are currently expected to account for substantially all of the Company's future revenue growth, if any. While the adoption of open distributed systems architectures in general and the acceptance of open distributed computing for business critical applications in particular have increased in recent years, there can be no assurance that this trend will continue. If the open distributed market or the adoption rate of open distributed computing for business critical applications fails to grow or grows more slowly than the Company currently anticipates, the Company's business and operating results will be materially adversely affected.

    EXPANSION OF FIELD SALES FORCE AND INDIRECT DISTRIBUTION CHANNELS. The Company has traditionally sold its HP3000 products primarily through a telesales force and, to a lesser extent, through direct sales and through a limited number of distributors. Because systems management decisions for enterprise-wide systems are frequently made at the corporate level, the Company believes such a market requires a direct field sales approach. Continued expansion of the Company's field sales force will require significant financial and managerial commitments by the Company. Experienced field sales personnel in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company. Further, there can be no assurance that the Company's continuing efforts to expand its field sales force will be successful. The Company is also attempting to deploy new indirect sales channels with OEMS, VARs and ISVs. The Company has had only limited experience with such channels, and there can be no assurance that any such relationships will be successfully developed, or that they will result in additional market presence for the Company. Successful indirect sales efforts depend upon the abilities, resources, reputation and motivation of the persons and organizations engaged by the Company, and the Company has little control over such factors. Furthermore, there can be no assurance that direct field sales efforts and additional indirect channels are appropriate or effective for addressing the market for open systems management products. The failure of such efforts would impair the Company's future growth, if any, and materially adversely affect business and operating results.

    RELATIONSHIPS WITH HEWLETT-PACKARD. The Company considers its customer, marketing, sales and software development relationships with Hewlett-Packard to be an important element of its success to date. HP has deployed certain of the Company's products to help manage its own internal networked systems. HP also is a reseller of the Company's products, primarily Unison Maestro, and participates with the Company in cooperative marketing and product integration activities. Certain of HP's products, however, compete with the Load Balancer and RoadRunner products. In addition, in March 1995, HP and Computer Associates International, Inc. ("CA") announced an agreement to jointly license, market and support CA's competitive suite of systems management tools for use with HP's OpenView network management platform. The Company would be adversely affected if HP decided to significantly reduce the level of its reselling and integration activities with the Company or otherwise reduce or terminate its relationships with the Company and its products.

    A significant portion of the Company's revenues is currently and is expected to continue in the future to be derived from products and related services for the proprietary mid-range HP3000 market. The HP3000 was originally introduced by Hewlett-Packard in 1972, and there can be no assurance as to how long it will continue to be a viable product, especially in view of the trends toward open systems. Similarly, there can be no assurance as to how long existing HP3000 users will continue to use their systems in ways which benefit from use of the Company's systems management tools. The Company's future business will be adversely affected if the HP3000's share of the commercial market declines or if its installed customer base erodes, particularly until such time, if ever, as the Company's open systems products are well established in the market.

    COMPETITION. The markets for networked systems management products for both the open systems and HP3000 environments are intensely competitive and rapidly changing. Many of the Company's competitors have longer operating histories, greater name recognition, greater market acceptance of their products and technologies, and significantly greater financial, technical, sales, marketing and other resources to devote to the development, promotion and sale of their products. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technology, which could have a material adverse effect on the Company's business and operating results. Moreover increased competition could result in significant price reductions with attendant effects upon the Company's margins, which would also materially adversely affect the Company's business and operating results.

    The Company's competitors offer a variety of solutions to address the networked systems management market. In the open systems environment, the Company faces competition from companies that offer directly competitive products, including PLATINUM Technology, Inc. for workload management tools and Legato Systems, Inc. and Cheyenne Software, Inc. for backup tools, as well as from standard software utilities which are commonly bundled with UNIX. Moreover, CA and a number of other vendors market suites of systems management tools that compete with the Company's UNIX products. In the HP3000 environment, the Company faces competition from backup products offered by HP and others, in addition to competition across the product line from smaller companies.

    The Company also faces competition for its UNIX products from manufacturers of certain UNIX-based system hardware, including HP, Sun and IBM, which currently offer products directly competitive with those of the Company. For example, both HP and IBM offer load balancing software, and most manufacturers offer backup software for use on their own hardware. Additional hardware manufacturers may elect to offer similar competitive products in the future. In addition, various vendors of client/server hardware and software may seek to increase their presence in the networked systems management market by acquiring or forming strategic alliances with competitors of the Company. For example, the recent acquisition of Tivoli by IBM may result in a change in the reseller relationship between Tivoli and the Company or otherwise have a material adverse effect on the Company's business and operating results. There can be no assurance that any such acquisition, development, marketing or other cooperative arrangements will not adversely affect the Company's business and operating results. Finally, the Company faces competition from companies that have historically offered systems management products for the mainframe environment, particularly CA. The Company anticipates that it may face additional competition in the future from other mainframe environment companies, as they attempt to migrate their products to client/server environments.

    CHANGING TECHNOLOGY AND INDUSTRY STANDARDS. The software industry is characterized by rapid technological change, changes in customer demands, evolving industry standards and frequent introductions of new hardware products, operating systems, peripherals and applications, including emerging networked systems management frameworks and network management platforms. The Company's future success will depend substantially on the ability of the Company to keep pace technologically with innovation in the networked systems management market and to maintain a competitive advantage by developing new products to meet the needs of this market. In particular market rejection of current industry standards, or the adoption of new standards for distributed and open environments, could require the Company to attempt to port its products quickly to maintain the market position of such products. Additionally, there can be no assurance that other operating systems, such as Windows NT will not affect deployment of UNIX systems for business critical applications. Any decline in sales of UNIX based systems before the Company can successfully migrate its entire product line to Windows NT or any other competitive operating systems would decrease the demand for the Company's products and would have a material adverse effect on the Company's business and operating results. Finally, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

    SUPPORT OF MULTIPLE ENVIRONMENTS. The Company introduced its first UNIX products in fiscal 1993, and to date most of the Company's products operate only with the versions of UNIX produced by HP, Sun, Siemens Nixdorf, Sequent, Silicon Graphics and IBM. The Company intends to port its products to operate with additional versions of UNIX. Such activities can involve substantial commitments of financial, product development and other resources. There can be no assurance as to whether, or over what time, these efforts will be completed. Given the Company's focus on open distributed environments, and especially the UNIX environment, the Company's future success may depend on the success of such efforts and on the timely and successful development and introduction of the resulting products. Moreover even if such efforts are successful, the Company might have focused on particular versions of UNIX which do not achieve or maintain widespread market acceptance or whose users are predisposed to obtain their management tools from other sources such as the vendor of that particular UNIX version. The result of such occurrence could mean that significant expenditures of time, effort and funds by the Company have little or no value, which could have a material adverse effect on the Company's business and operating results.

    The Company is developing various versions of its products for the Windows NT environment. The Company also intends to expand its products to operate across more diverse open networks, which may encompass an increasing variety of processor, server and workstation types and multiple operating systems, including mainframe-based legacy systems, PC network servers and new operating environments. Such efforts will also require significant commitments of financial and product development resources, and there can be no assurance that such efforts will be successful, especially given that the Company has had limited experience with some of the components of these more diverse environments. The failure of such efforts or the failure of any resulting products to achieve market acceptance could have a material adverse effect on the Company's business and operating results.

    INTERNATIONAL OPERATIONS AND SALES. Sales to customers outside of the United States, including sales generated by the Company's United Kingdom subsidiary, represented 25.0%, 25.6% and 24.2% of net revenues for fiscal 1994, 1995 and 1996, respectively. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and exchange rates, difficulties in staffing, coordinating communications or managing international operations and other factors. Fluctuations in currency exchange rates could have a material adverse effect on the Company's business and operating results. Additionally, the Company's business and operating results may be adversely affected by increases in duty rates, difficulties in obtaining export licenses, inability to maintain or increase prices and competition.

    LIMITED INTELLECTUAL PROPERTY PROTECTION. The Company relies on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technology and software products. The Company currently has no domestic or foreign patents or patent applications pending. Despite the Company's precautions, it may be possible for unauthorized third parties to copy aspects of, or otherwise obtain and use, the Company's software products and technology without authorization. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights. Furthermore, there can be no assurance that any confidentiality agreements between the Company and its employees or any license agreements with its customers will provide meaningful protection for the Company's proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

    The Company is not aware that any of its products infringes the proprietary rights of third parties and is not currently engaged in any intellectual property litigation or proceedings. Nonetheless, from time to time the Company has received notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business and operating results. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve.

    PRODUCT ERRORS; PRODUCT LIABILITY. Software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, any of which could have a material adverse effect upon the Company's business and operating results. Further, the Company's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. Although the Company has not experienced any product liability claims, the sale and support of products by the Company entails the risk of such claims. The Company does not currently maintain product liability insurance. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business and operating results.

    MANAGEMENT OF EXPANDING OPERATIONS; NEW MANAGEMENT TEAM. The Company has grown rapidly in recent years, and continued growth, if any, will require increased managerial, direct sales and other personnel, expanded information systems and additional financial and administrative control procedures. For example, the Company intends to add additional personnel to its finance and accounting group. Additionally, although most of the Company's executive officers have been employed at the Company for several years, the Company's President and Chief Operating Officer joined the Company in August 1996 and certain executive officers and key employees have assumed significant new responsibilities. In particular, the Company is currently seeking to fill the position of Vice President, Marketing. Further, a number of the Company's key employees joined the Company within the last few years. There can be no assurance that the Company will be able to attract and retain additional qualified personnel, nor that such personnel will be successful in managing the Company's expanding operations, including an increasing number of customer relationships and geographically dispersed locations.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the contributions of its executive officers and its other key sales, marketing, technical service and engineering personnel and upon its ability to continue to attract and retain highly talented personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. The Company does not have and has no current plans to obtain key-man life insurance for any of its personnel. None of the Company's employees is subject to a noncompetition agreement. The loss of the services of any of its executive officers or other key personnel could have a material adverse effect on the Company's business and operating results, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

    CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION AND DELAWARE LAW. As of July 31, 1996, the Company's executive officers, directors and their affiliates beneficially owned approximately 40% of the outstanding shares of the Company's Common Stock.
As a result, these stockholders may be able to exert significant influence over the election of the Company's directors, the approval of all matters requiring stockholder approval, and in general the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

    In addition, the Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of such stock without further stockholder approval. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Certificate of Incorporation and of Delaware law could have the effect of delaying, deferring or preventing a change in control of the company.

    POSSIBLE VOLATILITY OF STOCK PRICE; IMMEDIATE AND SUBSTANTIAL DILUTION. There can be no assurance that a viable public market for the Common Stock will be sustained. Factors such as announcements of technological innovations or new products by the Company, its competitors and other third parties, as well as quarterly variations in the Company's anticipated or actual results of operations and market conditions in high technology industries generally, may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market has on occasion experienced extreme price and volume fluctuations, which have particularly affected the market prices of many high technology companies and which have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

 ITEM 2.   PROPERTIES.

    The Company is headquartered in Santa Clara, California, where it leases approximately 22,870 square feet. The lease runs through March 31, 2000. The Company also leases approximately 28,000 square feet of space for its operations in Austin, Texas, of which approximately 4,600 square feet of space have been sublet to a third party. The lease of the Austin facility runs through July 15, 1997. The Company also leases office space in the United Kingdom, and in seven major metropolitan areas in the United States. The Company believes that its current facilities are adequate to meet its needs for the foreseeable future, or that it can acquire additional space, if needed, on acceptable terms.


ITEM 3.   LEGAL PROCEEDINGS.

    None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

 EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company who are appointed by and serve at the discretion of the Board of Directors, and their ages, as of August 20, 1996 are as follows:

       Name                 Age   Position(s)
- - -------------------------  -----  ----------------------------------------------

    Don H. Lee               57   Chief Executive Officer
    Dominic Gattuso, Jr.     50   President and Chief Operating Officer
    Michael A. Casteel       50   Executive Vice President, Chief  Technology
                                  Officer and Secretary
    Richard J. Armitage      52   Vice President, Finance,
                                  Chief Financial Officer, Treasurer and
                                  Assistant Secretary

    The Company's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full time employee of the Company. There is no family relationship between any executive officer or director of the Company.

    DON H. LEE was a founder of the Company and has served as its Chief Executive Officer and as a member of the Board of Directors since 1980. In addition, Mr. Lee served as President of the Company from its founding to July 1994 and again from July 1996 to August 1996.

    DOMINIC GATTUSO has served as President and Chief Operating Officer of the Company since August 1996. Mr. Gattuso served as President and Chief Operating Officer of Micromuse, Inc. between April 1996 and May 1996. Mr. Gattuso also served as Senior Vice President and General Manager, Worldwide Sales & Field Operations of Sybase, Inc. from January 1995 to October 1995 and also held positions as Senior Vice President, Worldwide Business Operations, Vice President, European Operations and Senior Vice President of International Operations at Sybase between 1991 and 1995.

    MICHAEL A. CASTEEL was a founder of the Company and has served as its Executive Vice President and as a member of the Board of Directors since 1980. Mr. Casteel has served as the Company's Secretary from its founding to September 1993 and again from July 1996 to the present, and was appointed Chief Technology Officer in April 1994.

    RICHARD J. ARMITAGE joined the Company in August 1991 as Vice President, Finance and was appointed Chief Financial Officer, Treasurer and Assistant Secretary in April 1995. From September 1987 to August 1991, Mr. Armitage was the President of Business Systems International, Inc., a developer of laser printing software. Mr. Armitage is a Certified Public Accountant.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company made its initial public offering on July 20, 1995 at a price of $9.00 per share. The Company's Common Stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "UNSN." The following table sets forth, for the periods indicated, the range of high and low sale prices per share of Common Stock of the Company as reported on the Nasdaq Market System:

                                             HIGH       LOW
                                           --------  --------

 1995
 ----
 First Quarter (from July 20, 1995)         $15.00    $11.125
 Second Quarter                             $15.00    $11.50
 Third Quarter                              $22.00    $11.75
 Fourth Quarter                             $22.125   $19.50

 1996
 ----
 First Quarter (through August 23, 1996)    $32.25    $17.50

    On July 31, 1996, there were 89 holders of record of the Company's Common Stock. Because many of the shares of the Company's Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    The Company has never declared or paid any cash dividends on its Common Stock, does not anticipate paying any cash dividends in the foreseeable future.

 ITEM 6.  SELECTED FINANCIAL DATA.

                                              FISCAL YEAR ENDED MAY 31,
                                  ----------------------------------------------
                                  1992      1993      1994      1995     1996
                                 ------    ------    ------   -------   -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

Net revenues:
  License fees. . . . . . . . .  $4,441    $9,213    $8,812   $12,260   $20,924

  Services. . . . . . . . . . .   2,702     5,391     6,271     7,426     9,091
                                 ------    ------    ------    ------    ------
       Total net revenues . . .   7,143    14,604    15,083    19,686    30,015
                                 ------    ------    ------    ------    ------
Cost and expenses:
  Cost of license fees. . . . .     115       501       559       562       853
  Cost of services. . . . . . .     266       719       969     1,186     2,052
  Sales and marketing . . . . .   3,441     5,789     7,070     9,998    13,598
  Research and development. . .   1,273     2,559     3,003     2,985     3,969
  General and administrative. .   1,399     2,357     1,943     2,205     2,741
  Nonrecurring charges. . . . .      --     4,583       628        --        --
                                 ------    ------    ------    ------    ------
        Total operating expenses  6,494    16,508    14,172    16,936    23,213
                                 ------    ------    ------    ------    ------
         Income (loss) from
           operations . . . . .     649    (1,904)      911     2,750     6,802
Interest and other income
 (expense), net . . . . . . . .    (110)     (270)      (57)      (68)      720
                                 ------    ------    ------    ------    ------
       Income (loss) before
        income taxes. . . . . .     539   (2,174)       854     2,682     7,522
Provision for (benefit from) taxes  174     (554)       228       982     2,855
                                 ------    ------    ------    ------    ------
       Net income (loss). . . .  $  365  $(1,620)    $  626    $1,700    $4,667
                                 ------    ------    ------    ------    ------
                                 ------    ------    ------    ------    ------
Net income (loss) per share . .  $ 0.07  $ (0.29)    $ 0.11    $ 0.29   $  0.59
                                 ------    ------    ------    ------    ------
                                 ------    ------    ------    ------    ------
Shares used in per share
 calculation (1). . . . . . . .   5,613     5,641     5,857     5,950     7,850
                                 ------    ------    ------    ------    ------
                                 ------    ------    ------    ------    ------

                                                      MAY 31,
                                  ----------------------------------------------
                                   1992      1993      1994      1995     1996
                                  -------   ------    -------   ------    ------
                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents &
 marketable securities. . . . .  $1,361    $3,413    $3,846    $5,217   $20,448
Working capital . . . . . . . .   1,811     1,201     1,348     2,923    21,670
Total assets. . . . . . . . . .   5,112     9,304     9,058    11,829    34,221
Long term liabilities, net of
 current portion. . . . . . . .   1,987     3,476     2,752     2,077       872
Stockholders' equity (deficit).     477      (757)      263     2,561    23,027

(1)  See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company develops, markets and supports networked systems management software for distributed, heterogeneous computing environments. The Company's revenues are derived from license fees for software products and fees for a range of services complementing such products, including software maintenance and support, training and system implementation consulting. Software licenses typically are granted on a perpetual, per-CPU basis, although the Company may grant site or enterprise-wide licenses for larger installations. License fee revenues are recognized upon product shipment if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Allowances are established for potential product returns and credit losses, which have not been substantial to date. Fees for services are charged separately from fees for software licenses. Service revenues from customer maintenance services, which include on-going product support and periodic product updates, are recognized ratably over the term of each contract, which is typically twelve months. Payments for customer maintenance fees are generally made in advance and are non-refundable. Service revenues from training and consulting services are recognized when the services are performed.

    License fee revenues have been derived principally from direct sales of software products to end users through the Company's direct field sales and telesales force and a national account sales group. Although the Company believes that such direct sales will continue to account for a significant portion of license fee revenues, the Company expects that revenues from sales through OEMs, VARs, ISVs and other indirect channels will increase as a percentage of license fee revenues. The Company's expansion of its field sales force has caused, and is expected to continue to cause, sales and marketing expenses to increase. The Company is also increasingly attempting to direct customers to larger, enterprise-wide implementations of the Company's products, which may increase the complexity and length of the sales cycle. In connection with such larger sales, the Company may choose to grant greater pricing and other concessions than for single department or local network sales.

    The Company's operating results have fluctuated, and may continue to fluctuate, on an annual and quarterly basis as a result of a number of factors, many of which are outside of the Company's control. These factors include the timing of significant orders, the length of sales cycles, customer budget changes, the timing of new product introductions, changes in pricing policies by the Company or its competitors, product mix, the market acceptance of new and enhanced versions of the Company's products, and conditions and events in the computer industry and the general economy. The Company does not maintain a significant backlog, and therefore revenues for each quarter depend to a large extent on orders booked and shipped in that quarter. Additionally, the Company typically realizes a significant portion of license fee revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license fee revenues for any quarter can be subject to significant variation. The Company establishes its expenditure levels for sales, marketing, product development and other operating expenses based, in large part, on its expected future revenues. If revenues fall below expectations in a particular quarter, operating results and net income are likely to be materially adversely affected. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated revenues, or any unexpected increase in product returns or other costs, could magnify the adverse impact of such events on the Company's operating results. Further, the purchase of the Company's products may involve a significant commitment of capital by the customer, with the attendant delays frequently associated with large capital expenditures and acceptance procedures within an organization. For these and other reasons, the sales cycle associated with the purchase of client/server networked systems management software is typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal acceptance reviews. Furthermore, the Company's business has experienced and is expected to continue to experience significant seasonality, due, among other things, to customer capital spending patterns, the general summer slowdown in the computer industry and the fact that the Company's first fiscal quarter coincides with such summer slowdown. Based upon the foregoing and other factors, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful, and that, in any event, such comparisons should not be relied upon as indicators of future performance.

RESULTS OF OPERATIONS

    The following table sets forth certain selected financial information expressed as a percentage of net revenues for the period indicated:

                                  FISCAL YEAR ENDED MAY 31,
                                 --------------------------
                                  1994      1995      1996
                                 ------    ------    ------
Net revenues:
 License fees. . . . . . . . . .  58.4%     62.3%     69.7%
 Services. . . . . . . . . . . .  41.6      37.7      30.3
                                 ------    ------    ------
  Total net revenues . . . . . . 100.0     100.0     100.0
                                 ------    ------    ------
Cost and expenses:
 Cost of license fees. . . . . .   3.7       2.9       2.8
 Cost of services. . . . . . . .   6.4       6.0       6.8
 Sales and marketing . . . . . .  46.9      50.8      45.3
 Research and development. . . .  19.9      15.2      13.2
 General and administrative. . .  12.9      11.2       9.1
  Nonrecurring charges . . . . .   4.2         --        --
                                 ------    ------    ------
  Total operating expenses . . .  94.0      86.1      77.2
                                 ------    ------    ------
   Income from operations. . . .   6.0      13.9      22.8
 Interest and other income
  (expense) net. . . . . . . . .  (0.4)     (0.3)      2.4
                                 ------    ------    ------
   Income before income taxes. .   5.6      13.6      25.2
 Provision for taxes . . . . . .   1.5       5.0       9.5
                                 ------    ------    ------
   Net income. . . . . . . . . .  4.1%      8.6%     15.7%
                                 ------    ------    ------
                                 ------    ------    ------

    NET REVENUES

    Net revenues increased from $15.1 million in fiscal 1994 to $19.7 million in fiscal 1995 and $30.0 million in fiscal 1996, representing increases of 31% from 1994 to 1995 and 52% from 1995 to 1996. These increases were primarily the result of growth in UNIX license fees attributable to increased market acceptance of the Company's UNIX products, introduction during fiscal 1996 of the Windows NT version of Unison Maestro, and increased revenues from indirect channels, offset by a slight decline in revenues from HP3000 products.

    The following chart sets forth the Company's net revenues from license fees and services, with license fees broken out by UNIX/Windows NT versus HP3000:


                                  FISCAL YEAR ENDED MAY 31,
                                 --------------------------
                                 1994       1995      1996
                                 ------    ------    ------
                                      (IN THOUSANDS)
License fees:
 UNIX/Windows NT. . . . . . .   $ 1,561   $ 4,510   $13,406

 HP3000 . . . . . . . . . . .     7,251     7,750     7,518
                                 ------    ------    ------
  Total license fees. . . . .     8,812    12,260    20,924
Services. . . . . . . . . . .     6,271     7,426     9,091
                                 ------    ------    ------
  Total net revenues. . . . .   $15,083   $19,686   $30,015
                                 ------    ------    ------
                                 ------    ------    ------


    License fee revenues increased from $8.8 million in fiscal 1994 to $12.3 million in fiscal 1995 and $20.9 million in fiscal 1996, representing increases of 39% from 1994 to 1995 and 71% from 1995 to 1996. UNIX/Windows NT licenses increased from $1.6 million in fiscal 1994 to $4.5 million in fiscal 1995 and $13.4 million in fiscal 1996, representing increases of 189% from 1994 to 1995 and 197% from 1995 and 1996. The increase in UNIX/Windows NT license fee revenues resulted from the expansion of the Company's UNIX product offerings, introduction of the Windows NT version of Unison Maestro and the Company's increased efforts to address the open distributed systems market. The Company's future growth, if any, will depend on continued growth in UNIX and Windows NT license fees. License fees from HP3000 products have been, and are expected to continue to be, a significant portion of the Company's revenues. However, there can be no assurance as to how long the HP3000 will continue to be a viable product or be used in ways which benefit from use of the Company's networked systems management tools. These revenues have been relatively flat over the last three years, increasing 7% from $7.3 million in fiscal 1994 to $7.8 million in fiscal 1995, and decreasing 3% to $7.5 million in fiscal 1996. The Company anticipates that HP3000 license fees may continue to decline in the future, as the Company continues to focus on the open distributed systems market.

    Service revenues increased from $6.3 million in fiscal 1994 to $7.4 million in fiscal 1995 and $9.1 in fiscal 1996, representing increases of 18% from 1994 to 1995 and 22% from 1995 to 1996. These increases reflect the increase in the installed base of the Company's products.

    Sales to customers outside of the United States, including sales generated by the Company's United Kingdom subsidiary, represented 25.0%, 25.6% and 24.2% in fiscal 1994, 1995 and 1996, respectively. The Company's sales to customers outside of the United States increased in absolute dollars in both fiscal 1995 and 1996 due to increased acceptance of the Company's UNIX products in such markets.

    COST OF LICENSE FEES

    Cost of license fees consists primarily of product packaging, shipping, delivery media, documentation expenses, as well as third-party royalties payable in connection with sales of certain of the Company's products, including certain HP3000 products. The cost of license fees increased in absolute dollars in each of the last three fiscal years, but decreased as a percentage of license fee revenues. Cost of license fees were $559,000, or 6.3% of license fees, in fiscal 1994, $562,000, or 4.6% of license fees, in fiscal 1995, and $853,000, or 4.1% of license fees, in fiscal 1996. The decline in cost of license fees as a percentage of license fee revenues was a result of increased revenues from those of the Company's UNIX products that were not subject to royalty obligations and the Company's decision to discontinue certain HP3000 products that were subject to royalty obligations. The Company anticipates that third-party royalties could increase in the future as the Company introduces additional UNIX/Windows NT products for which royalties are payable.

    COST OF SERVICES

    Cost of services consists primarily of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's customers. Cost of services increased from $969,000, or 15.5% of services revenue, in fiscal 1994 to $1.2 million, or 16% of services from revenue, in fiscal 1995 and to $2.1 million, or 22.6% of services revenue, in fiscal 1996. Such increases were due to increases in support personnel in each of the fiscal years in anticipation of increasing demand for customer support services relating to the Company's UNIX and Windows NT products and additional training and consulting personnel to assist customers in deploying these products.

    SALES AND MARKETING

    Sales and marketing expenses consist principally of salaries, commissions and advertising and promotion costs. Sales and marketing expenses increased from $7.1 million, or 46.9% of net revenues, in fiscal 1994 to $10.0 million, or 50.8% of net revenues, in fiscal 1995. Such increase was primarily the result of the Company's decision to expand its field sales organization, and, to a lesser extent, increased marketing activities in anticipation of the release of additional UNIX products. Sales and marketing expenses increased to $13.6 million, or 45.3% of net revenues, in fiscal 1996. The increase in absolute dollars in fiscal 1996 was primarily the result of continued expansion of the Company's field sales organization and increased sales compensation from increased revenues. Such expenses declined as a percentage of net revenues in fiscal 1996 as the Company began to realize benefits from the expanded field sales organization. The Company expects to continue to expand its field sales organization, and accordingly that sales and marketing expenses will continue to increase in the future.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of personnel related costs. Such expenditures remained relatively constant at $3.0 million in fiscal years 1994 and 1995, but decreased as a percentage of net revenues from 19.9% in fiscal 1994 to 15.2% in fiscal 1995. Research and development expenses increased 33.0% to $4.0 million in fiscal 1995, but again decreased as a percentage of net revenues from 15.2% in fiscal 1995 to 13.2% in fiscal 1996. The increase in research and development spending in fiscal 1996 over 1995 was attributable to increased staffing and additional hardware and software tools to expand and enhance the Company's products. The Company expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the development of new products and enhancement of existing products.

    GENERAL AND ADMINISTRATIVE

    General and Administrative expenses increased in absolute dollars from $1.9 million in fiscal 1994, to $2.2 million in fiscal 1995, and to $2.7 million in fiscal 1996, but decreased as a percentage of net revenues from 12.9% in fiscal 1994, to 11.2% in fiscal 1995, and to 9.1% in fiscal 1996. The increases in absolute dollars were primarily the result of increased staffing and related costs required to manage and support expanded operations and to comply with the responsibilities of a public company.

    NONRECURRING CHARGES

    In fiscal 1994, the Company acquired software technology from a third party for the Load Balancer product in exchange for cash and warrants. The cost of acquired technology was expensed as in-process research and development as of the acquisition date.

    INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net is comprised primarily of interest and dividend income, gains on foreign currency translations and gains on sales of assets, net of interest expense and any losses on the foregoing. Interest income is comprised primarily of interest on proceeds from the Company's initial public offering completed in July 1995. Interest income has historically been comprised primarily of interest on debt incurred in connection with a past acquisition and the Company's guarantee of certain indebtedness of its Employee Stock Ownership Plan. During the quarter ended August 31, 1995, the ESOP retired its indebtedness with a portion of the proceeds from the ESOP's sale of shares in the initial public offering. During the quarter ended February 29, 1996, the Company retired a significant portion of the acquisition indebtedness.

    PROVISIONS FOR INCOME TAXES

    The Company's effective tax rate was 26.7% in fiscal 1994, 36.6% in fiscal 1995, and 38.0% in fiscal 1996. The increase in the effective tax rate since 1994 was due primarily to the Company's inability to avail itself of research and development credits. For fiscal 1995 and 1996, the rates approximately represented the combined federal and state statutory rate, as well as certain taxes due in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded its operations and capital expenditures primarily with cash flow from operations. Net cash provided by operating activities in fiscal 1994 was $1.6 million, resulting primarily from net income and a decrease in accounts receivable, offset in part by a decrease in income taxes payable. Net cash provided by operating activities in fiscal 1995 was $2.0 million, resulting primarily from net income and increases in accrued expenses and income taxes payable, offset in part by an increase in accounts receivable. Net cash provided by operating activities in fiscal 1996 was $2.2 million, resulting primarily from net income and increases in accrued expenses and accounts payable, offset in part by an increase in accounts receivable.

    Net cash used in investing activities was $812,000 in fiscal 1994, consisting primarily of purchases of marketable securities, net of sales of such securities, and, purchases of equipment. For fiscal 1995, net cash provided by investing activities was $174,000, consisting primarily of sales of marketable securities, offset in part by purchases of equipment. Net cash used in investing activities was $15.7 million in fiscal 1996, consisting primarily of purchases of marketable securities, net of sales of marketable securities.

    Net cash used in financing activities was $612,000 and $420,000 in fiscal 1994 and 1995, respectively, consisting primarily of repayments on notes payable, offset in part by the proceeds from sales (net of repurchases) of Common Stock and, in 1994, warrants by the Company. Net cash provided by financing activities was $14 million in fiscal 1996 consisting primarily of funds received in the Company's public offering.

    As of May 31, 1994, 1995 and 1996, the Company had cash, cash equivalents and marketable securities of $3.8 million, $5.2 million and $20.4 million, respectively. At May 31, 1996, the Company had no material capital commitments. The Company believes that its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE

         Report of Coopers & Lybrand LLP, Independent Accountants      24
         Consolidated Balance Sheets at May 31, 1995 and 1996          25
         Consolidated Statements of Operations for Years Ended
           May 31, 1994, 1995 and 1996                                 26
         Consolidated Statements of Stockholders' Equity for
           Years Ended May 31, 1994, 1995 and 1996                     27
         Consolidated Statements of Cash Flows for Years Ended
          May 31, 1994, 1995 and 1996                                  28
         Notes to Consolidated Financial Statements                    29

    FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule of the Company for the three years ended May 31, 1996 are filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the Company.

         Schedule II - Valuation and Qualifying Accounts

         Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Unison Software, Inc.

We have audited the accompanying consolidated balance sheets of Unison Software, Inc. and subsidiaries as of May 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unison Software, Inc. and subsidiaries as of May 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.



                                                      COOPERS & LYBRAND L.L.P.



San Jose, California
July 3, 1996

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        ______




                                                                                            May 31,
                                                                                  ------------------------
                         ASSETS                                                      1995           1996
                                                                                  ---------       --------

Current assets:
  Cash and cash equivalents                                                      $  3,955       $  4,558
  Marketable securities                                                             1,262         15,890
  Accounts receivable, net of allowance for doubtful accounts of $152
    and $176 at May 31, 1995 and 1996, respectively                                 4,736         11,214
  Prepaid expenses and other current assets                                           123            116
  Deferred income taxes                                                                38            214
                                                                                  ---------       --------

         Total current assets                                                      10,114         31,992

Property and equipment, net                                                           937          1,715
Deferred income taxes                                                                 588            237
Other assets, net                                                                     190            277
                                                                                  ---------       --------

         Total assets                                                             $11,829        $34,221
                                                                                  ---------       --------
                                                                                  ---------       --------

                         LIABILITIES
Current liabilities:
  Current portion of guarantee of ESOP debt and long-term debt                    $   805         $  308
  Accounts payable                                                                    280            454
  Income taxes payable                                                                262            403
  Accrued compensation                                                              1,140          1,967
  Accrued expenses                                                                    678          1,187
  Deferred revenue                                                                  4,026          6,003
                                                                                  ---------       --------
         Total current liabilities                                                  7,191         10,322

Long-term debt, net of current portion                                              1,478            688
Guarantee of ESOP debt, net of current portion                                        418
Other long-term liabilities                                                           181            184
                                                                                  ---------       --------
         Total liabilities                                                          9,268         11,194
                                                                                  ---------       --------

Commitments (Note 8).

                         STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value:
  Authorized:  5,000 shares;
  Issued and outstanding:  none

Common stock, $0.001 par value:
  Authorized:  40,000 shares;
  Issued and outstanding:  5,684 and 7,683 shares at May 31, 1995
    and 1996, respectively                                                              6              8

Additional paid-in capital                                                          1,084         16,091
Unrealized holding losses on marketable securities, net                               (30)           (19)
Retained earnings                                                                   2,335          7,002
Notes receivable for common stock                                                    (125)
Cumulative foreign currency translation adjustments                                   (11)           (55)
                                                                                  ---------       --------
                                                                                    3,259         23,027
Reduction for guarantee of ESOP debt                                                 (698)
                                                                                  ---------       --------

    Total stockholders' equity                                                      2,561         23,027
                                                                                  ---------       --------

      Total liabilities and stockholders' equity                                 $ 11,829        $34,221
                                                                                  ---------       --------
                                                                                  ---------       --------




                 The accompanying notes are an integral part of these
                          consolidated financial statements

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        ------


                                                        Year Ended May 31,
                                               ---------------------------------
                                                  1994        1995        1996
                                               ---------   ---------   ---------

Net revenues:
  License fees                                $  8,812    $ 12,260    $ 20,924
  Services                                       6,271       7,426       9,091
                                               ---------   ---------   ---------
    Total net revenues                          15,083      19,686      30,015
                                               ---------   ---------   ---------

Costs and expenses:
  Cost of license fees                             559         562         853
  Cost of services                                 969       1,186       2,052
  Sales and marketing                            7,070       9,998      13,598
  Research and development                       3,003       2,985       3,969
  General and administrative                     1,943       2,205       2,741
  Nonrecurring charges                             628
                                               ---------   ---------   ---------
    Total operating expenses                    14,172      16,936      23,213
                                               ---------   ---------   ---------
      Income from operations                       911       2,750       6,802

Interest and other income, net                     185         181         848
Interest expense                                  (242)       (249)       (128)
                                               ---------   ---------   ---------
      Income before provision for income taxes     854       2,682       7,522

Provision for income taxes                         228         982       2,855
                                               ---------   ---------   ---------

      Net income                              $    626    $  1,700    $  4,667
                                               ---------   ---------   ---------
                                               ---------   ---------   ---------

Net income per share                          $   0.11    $   0.29    $   0.59
                                               ---------   ---------   ---------
                                               ---------   ---------   ---------

Shares used in per share calculation             5,857       5,950       7,850
                                               ---------   ---------   ---------
                                               ---------   ---------   ---------

      The accompanying notes are an integral part of these financial statements.

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        ------



                                                                                         Unrealized
                                                        Common Stock    Additional     Holding Losses
                                                      ----------------   Paid-In        on Marketable      Retained
                                                      Shares    Amount   Capital       Securities, Net     Earnings
                                                      ------    ------  ----------     ---------------     --------
Balances, May 31, 1993                                5,475    $  5    $    626                           $    69
  Issuance of common stock under employee stock
    option plan at $1.00 per share                       86       1          85
  Issuance of warrants                                                       27
  Unrealized holding losses, net of taxes                                               $  (84)
  Net income                                                                                                  626
  Foreign currency translation adjustments
  Reduction for guarantee of ESOP debt
                                                      -----    ----    --------         ------            -------
Balances, May 31, 1994                                5,561       6         738            (84)               695
  Issuance of common stock under employee stock
    option plan at $1.00 to $3.00 per share             113                 201
  Issuance of common stock, for cash and notes           90                 225
  Retirement of stock                                   (80)                (80)                              (60)
  Change in unrealized holding losses, net of taxes                                         54
  Net income                                                                                                1,700
  Foreign currency translation adjustments
  Reduction for guarantee of ESOP debt
                                                      -----    ----    --------         ------            -------
Balances, May 31, 1995                                5,684       6       1,084            (30)             2,335
  Issuance of common stock under employee stock
    option plan at $1.00 to $11.25 per share            241                 860
  Issuance of common stock, under the Employee
    Stock Purchase Plan                                  27                 195
  Issuance of common stock in IPO, net of
    issuance costs                                    1,700       2      13,379
  Warrants exercised, net issuance                       31
  Tax benefits related to exercise of stock options                         573
  Change in unrealized holding losses, net of taxes                                         11
  Net income                                                                                                4,667
  Repayment of note receivable
  Foreign currency translation adjustment
  Reduction for guarantee of ESOP debt
                                                      -----    ----    --------         ------            -------
Balances, May 31, 1996                                7,683      $8    $ 16,091         $  (19)           $ 7,002
                                                      -----    ----    --------         ------            -------
                                                      -----    ----    --------         ------            -------

                                                        Notes       Cumulative
                                                      Receivable        Foreign
                                                         for           Currency      Reduction for
                                                        Common        Translation    Guarantee of
                                                        Stock         Adjustments     ESOP Debt        Total
                                                      ----------      -----------    -------------   ---------
Balances, May 31, 1993                                                $(32)            $(1,425)      $   (757)
  Issuance of common stock under employee stock
    option plan at $1.00 per share                                                                         86
  Issuance of warrants                                                                                     27
  Unrealized holding losses, net of taxes                                                                 (84)
  Net income                                                                                              626
  Foreign currency translation adjustments                              30                                 30
  Reduction for guarantee of ESOP debt                                                     335            335
                                                                      ----             -------       --------
Balances, May 31, 1994                                                  (2)             (1,090)           263
  Issuance of common stock under employee stock
    option plan at $1.00 to $3.00 per share                                                               201
  Issuance of common stock, for cash and notes        $(125)                                              100
  Retirement of stock                                                                                    (140)
  Change in unrealized holding losses, net of taxes                                                        54
  Net income                                                                                            1,700
  Foreign currency translation adjustments                              (9)                                (9)
  Reduction for guarantee of ESOP debt                                                     392            392
                                                      -----           ----             -------       --------
Balances, May 31, 1995                                 (125)           (11)               (698)         2,561
  Issuance of common stock under employee stock
    option plan at $1.00 to $11.25 per share                                                              860
  Issuance of common stock, under the Employee
    Stock Purchase Plan                                                                                   195
  Issuance of common stock in IPO, net of
    issuance costs                                                                                     13,381
  Warrants exercised, net issuance                                                                          -
  Tax benefits related to exercise of stock options                                                       573
  Change in unrealized holding losses, net of taxes                                                        11
  Net income                                                                                            4,667
  Repayment of note receivable                          125                                               125
  Foreign currency translation adjustment                              (44)                               (44)
  Reduction for guarantee of ESOP debt                                                     698            698
                                                      -----           ----             -------       --------
Balances, May 31, 1996                                $  -            $(55)            $    -        $ 23,027
                                                      -----           ----             -------       --------
                                                      -----           ----             -------       --------




      The accompanying notes are an integral part of these financial statements.

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       -------



                                                                              Year Ended May 31,
                                                                  -------------------------------------
                                                                     1994           1995           1996
                                                                  --------       --------       --------
Cash flows from operating activities:
  Net income                                                      $    626       $  1,700       $  4,667
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                      350            358            258
    Nonrecurring charges                                               170
    Deferred income taxes                                              (54)            (9)           168
    Other                                                                4             70            (20)
    Changes in operating assets and liabilities:
      Accounts receivable                                              808         (1,325)        (6,503)
      Prepaid expenses and other current assets                        (27)           (16)             8
      Accounts payable                                                 (69)            72            174
      Accrued expenses                                                  45            806          1,336
      Income taxes payable                                            (377)           250            141
      Deferred revenue                                                 123            143          1,977
                                                                  --------       --------       --------
        Net cash provided by operating activities                    1,599          2,049          2,206
                                                                  --------       --------       --------

Cash flows from investing activities:
  Purchases of property and equipment                                 (419)          (308)        (1,036)
  (Increase) decrease in other long-term assets                          5            (43)           (84)
  Purchases of marketable securities                                  (896)                      (26,202)
  Sales of marketable securities                                       498            525         11,592
                                                                  --------       --------       --------
        Net cash provided by (used in) investing activities           (812)           174        (15,730)
                                                                  --------       --------       --------

Cash flows from financing activities:
  Issuance of common stock and warrants                                105            301         15,009
  Note receivable forgiven for retirement of common stock                                           (140)
  Repayment of notes receivable for common stock                                                     125
  Repayment of notes payable                                          (672)          (539)          (949)
  Payments on capital lease obligations                                (45)           (42)           (58)
                                                                  --------       --------       --------
        Net cash provided by (used in) financing activities           (612)          (420)        14,127
                                                                  --------       --------       --------

Net increase in cash and cash equivalents                              175          1,803            603

Cash and cash equivalents at beginning of year                       1,977          2,152          3,955
                                                                  --------       --------       --------

Cash and cash equivalents at end of year                          $  2,152       $  3,955       $  4,558
                                                                  --------       --------       --------
                                                                  --------       --------       --------


   The accompanying notes are an integral part of these financial statements.

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       -------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BUSINESS:

    Unison Software, Inc. (the Company) develops, markets and supports networked systems management software for distributed, open computing environments. Recently, the Company has increased its focus on the UNIX/Microsoft NT market and is developing relationships with open systems-based computer manufacturers in order to expand its market.

    BASIS OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Unison Software, Inc. and its wholly owned subsidiaries after elimination of intercompany balances and transactions.

    CASH EQUIVALENTS:

    The Company considers all investments with a maturity of three months or less at the time of purchase to be cash equivalents.

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Carrying value amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities.

    MARKETABLE SECURITIES:

    All marketable securities as of May 31, 1995 and 1996 are considered to be available-for-sale and therefore are carried at fair value. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

    PROPERTY AND EQUIPMENT:

    Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful life of the related asset (3 to 7 years). Leasehold improvements are amortized on a straight-line basis over the lesser of the useful lives or the terms of the respective leases.


                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

    EMPLOYEE STOCK OWNERSHIP PLAN:

    Prior to June 1, 1995, the Company recognized compensation expense based upon contributions to the Employee Stock Ownership Trust to pay the principal portion of debt service requirements. The contributions were determined by the Board of Directors. All shares under the Employee Stock Ownership Plan whether allocated or unallocated are considered outstanding for net income per share calculations.

    REVENUE RECOGNITION:

    License fee revenues are recognized upon product shipment if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's sales of individual licenses, as well as site and enterprise-wide licenses, do not include post-contract customer support, which is separately invoiced. Service revenues from customer maintenance are recognized ratably over the term of each contract, which is typically twelve months. Revenues from other services are recognized as services are performed. The Company maintains allowances for estimated product returns and credit losses, which have not been material.

    INCOME TAXES:

    The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    CERTAIN RISKS AND CONCENTRATIONS:

    The Company's products are concentrated in the networked systems management software industry which is highly competitive and rapidly changing. The Company has marketing and product integration relationships with a number of UNIX-based computer manufacturers. The reduction or loss of the reselling and the integration relationships, significant technological changes in the industry, or emergence of competitor products with new capabilities or technologies could adversely affect operating results.

    As of May 31, 1996, one customer represents 11% of the net accounts receivable balance.

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

    FOREIGN CURRENCY TRANSLATION:

    The Company's foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income but are accumulated as a separate component of stockholders' equity. Net gains and losses arising from foreign currency transactions were not material in fiscal 1994, 1995 and 1996.

    COMPUTATION OF NET INCOME PER SHARE:

    Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants (using the treasury stock method for all periods presented).

    USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    RECENT PRONOUNCEMENTS:

    During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company plans to adopt SFAS No. 123 during fiscal 1997 utilizing the disclosure alternative.

    RECLASSIFICATIONS:

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported working capital, income from operations or net income.

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

2.  ACQUISITION:

    Effective January 13, 1994, the Company acquired specific assets of Freedman Sharp and Associates (Freedman). In the transaction, the Company paid Freedman a total of $450,000 in cash and granted Freedman's president a warrant to purchase 55,000 shares of the Company's common stock at an exercise price of $4.00 per share.

    In addition, the Company entered into a royalty agreement with Freedman in exchange for a covenant not to compete. The agreement calls for royalty payments to be made based on the net revenues from subsequent sales of products derived from the purchased technology.

    The acquisition has been accounted for as a purchase.

    The fair market value of the assets acquired and summary of the consideration paid is as follows (IN THOUSANDS):

         Cash paid to Freedman Sharp & Associates          $450
         Value attributed to warrants                         8
         Purchased in-process research and development     (458)
                                                           -----
                                                           $  -
                                                           -----
                                                           -----

    The amount allocated to purchased in-process technology in this acquisition totaled $458,000 as expensed on the acquisition date as the technology had not reached technological feasibility and had no alternative future use.

3.  NONRECURRING CHARGES:

    In fiscal 1994, the Company recorded nonrecurring charges for the purchase of in-process research and development and for lease termination costs. The Company recognized a $458,000 charge relating to the purchase of in-process research and development from Freedman (Note 2). The Company also accrued approximately $170,000 relating to estimated lease termination costs of office space in the United Kingdom.

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------
4.  MARKETABLE SECURITIES:

    At May 31, 1995 and 1996, marketable securities are stated at estimated fair value and consist of bonds, preferred stock and mutual funds.

    Marketable securities at May 31, 1995 are summarized below (IN THOUSANDS):

                                       Fair
                                      Market          Cost      Unrealized
                                      Value          Basis         Loss
                                     -------        -------     ----------
      Bonds and preferred stock      $ 1,022        $ 1,064       $  42
      Mutual funds                       240            245           5
                                     -------        -------       -----
                                     $ 1,262        $ 1,309          47
                                     -------        -------
                                     -------        -------
      Related deferred taxes                                         17
                                                                  -----
      Unrealized holding loss, net                                $  30
                                                                  -----
                                                                  -----

    Marketable securities at May 31, 1996 are summarized below (IN THOUSANDS):

                                       Fair
                                       Market          Cost      Unrealized
                                      Value          Basis         Loss
                                     --------       --------     ----------
      Bonds and preferred stock     $ 12,493       $ 12,511       $  18
      Mutual funds                     3,397          3,408          11
                                    --------       --------       -----
                                    $ 15,890       $ 15,919          29
                                    --------       --------
                                    --------       --------
      Related deferred taxes                                         10
                                                                  -----
      Unrealized holding loss, net                                $  19
                                                                  -----
                                                                  -----


                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

5.  PROPERTY AND EQUIPMENT:

    Property and equipment comprise (IN THOUSANDS):

                                                                  May 31,
                                                           --------------------
                                                           1995         1996
                                                         -------      -------

      Office furniture and fixtures                      $   277      $   298
      Computer and office equipment                        1,668        2,671
      Leasehold improvements                                 119          131
                                                         -------      -------
                                                           2,064        3,100
      Less accumulated depreciation and amortization      (1,127)      (1,385)
                                                         -------      -------
                                                         $   937      $ 1,715
                                                         -------      -------
                                                         -------      -------

    Included in property and equipment are assets leased under capital lease obligations as follows (IN THOUSANDS):

                                                                  May 31,
                                                         --------------------
                                                           1995         1996
                                                          ------       ------
      Computer and office equipment                       $  383       $  331
      Office furniture and fixtures                           51           52
                                                          ------       ------
                                                             434          383
      Less accumulated amortization                         (260)        (307)
                                                          ------       ------
                                                          $  174       $   76
                                                          ------       ------
                                                          ------       ------

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------


6.  LONG-TERM DEBT:

    Long-term debt consists of the following (IN THOUSANDS):


                                                                                       May 31,
                                                                             ----------------------
                                                                               1995           1996
                                                                             -------        -------
      Notes payable issued in connection with the purchase of assets in
        1992, interest at prime, adjusted quarterly, (6.5% at May 31,
        1996), monthly payments through August 1999                          $   771        $   529
      Notes payable issued in connection with securing covenants not to compete and rights to in-process research and development, interest at prime, adjusted quarterly (6.5% at May 31, 1996),
        monthly payments through August 1999                                     933            347
      Notes payable issued in connection with acquiring rights to software technology, noninterest-bearing, monthly payments through
        August 1995                                                               44
      Note payable, interest at prime plus 2.25%, adjusted quarterly,
        monthly payments through May 1996                                         77
      Capital lease obligations at interest rates ranging from 10.5% to
        13.2%                                                                    178            120
                                                                             -------        -------
                Total long-term debt                                           2,003            996

      Less current portion                                                      (525)          (308)
                                                                             -------        -------
      Long-term debt, net of current portion                                 $ 1,478        $   688
                                                                             -------        -------
                                                                             -------        -------



    Future principal payments of debt for the fiscal year ending May 31 are as follows (IN THOUSANDS):

      Fiscal Year                                                   Amount
      -----------                                                   ------
      1997                                                          $  308
      1998                                                             307
      1999                                                             307
      2000                                                              74
                                                                    ------
      Total                                                         $  996
                                                                    ------
                                                                    ------

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------


7.    GUARANTEE OF ESOP DEBT:

      The Company had an Employee Stock Ownership Plan (ESOP) which enabled most regular employees to acquire shares of the Company's common stock. The cost of the ESOP was borne by the Company through annual contributions to an Employee Stock Ownership Trust (ESOT) in amounts determined by the Company's Board of Directors. Shares of common stock acquired by the ESOP were allocated to each employee and held until the employee's retirement or death. The employee may also choose early withdrawal under certain circumstances.

      In August 1990, the ESOT borrowed $2,346,500 from a bank to purchase 1,618,208 shares of common stock from existing stockholders. The Company's guarantee of the ESOP loan has been recorded as a long-term obligation and as a reduction of stockholders' equity. The loan required monthly principal payments of $27,935 plus interest at the bank's prime rate plus 1.5%.

      Annual contributions made by the Company to the ESOT were sufficient to service principal and interest payments in connection with this indebtedness. Company contributions to the ESOT were approximately $432,000, $477,000 and $12,000 in fiscal 1994, 1995 and 1996, respectively.

      In July 1995, the ESOT sold shares in the Company's initial public offering. Funds received from the sale of the stock were used to retire the remaining debt outstanding.

      During fiscal 1996, the ESOP was assumed by the Company's defined contribution plan (Note 10).

8.    COMMITMENTS:

      The Company leases facilities and equipment under noncancelable operating leases. The leases expire at various dates through 2014, and the Company is responsible for taxes, insurance and maintenance expenses. Rent expense under operating leases was $570,000, $754,000 and $1,118,000 in fiscal 1994, 1995 and 1996, respectively.

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------
8.    COMMITMENTS, continued:

      Future minimum lease payments under operating leases at May 31, 1996 are summarized as follows (IN THOUSANDS):

      Fiscal Year                                                   Amount
      -----------                                                   ------
      1997                                                          $  969
      1998                                                             515
      1999                                                             433
      2000                                                             396
      2001                                                             140
      Thereafter                                                     1,649
                                                                    ------
                                                                    $4,102
                                                                    ------
                                                                    ------

9.  CAPITAL STOCK:

    STOCK OPTIONS:

       1991 INCENTIVE STOCK OPTION PLAN:

       In February 1991, the Company authorized the 1991 Incentive Stock Option Plan (the 1991 Plan) under which the Board of Directors may issue incentive stock options to employees of the Company. As of May 31, 1996, the Company had reserved 1,200,000 shares of common stock for issuance under the 1991 Plan. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price, which cannot be less than fair market value at date of grant. The options are exercisable at times and in increments as specified by the Board of Directors, and generally expire five to ten years from date of grant. The Board of Directors has ceased to grant options under the 1991 Plan, and shares otherwise available for future grant under the plan have been canceled.

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------


9.  CAPITAL STOCK, continued:

    STOCK OPTIONS, continued:

       1993 DIRECTOR STOCK OPTION PLAN:

       In September 1993, the Company authorized the 1993 Director Stock Option Plan (the Director Plan), under which members of the Board of Directors are granted options to purchase shares of the Company's common stock. As currently in effect, outside directors are each granted an option to purchase 15,000 shares upon their appointment and an option to purchase 5,000 shares on the first day of each fiscal year thereafter. As of May 31, 1996, the Company had reserved 150,000 shares of common stock for issuance under the Director Plan, and 90,000 shares were available for future grants. The options are granted at fair market value on the date of grant and vest over a three-year period, a third on each one-year anniversary of the grant.

       1995 INCENTIVE STOCK OPTION PLAN:

       In February 1995, the Company adopted the 1995 Incentive Stock Option Plan (the 1995 Plan), under which the Board of Directors may issue incentive stock options to employees of the Company. As of May 31, 1996, the Company had reserved 300,000 shares of common stock for issuance under the 1995 Plan, and 32,983 shares were available for future grants. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and the exercise price, which cannot be less than fair market value at date of grant. The options are exercisable at times and in increments as specified by the Board of Directors, and generally expire five to ten years from date of grant.

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------


9.  CAPITAL STOCK, continued:

    STOCK OPTIONS, continued:

       SUMMARY OF STOCK OPTION PLANS:

       A summary of activity under the 1991 Plan, Director Plan and the 1995 Plan is as follows (IN THOUSANDS, EXCEPT PER SHARE DATA):


                                                                       Options Outstanding
                                                            -----------------------------------
                                                Shares                    Exercise
                                             Available      Shares          Price       Total
                                             ---------      ------      ------------   -------
      Balances, May 31, 1995                      327        547        $1.00-$6.00    $ 1,453
         Cancellation of shares granted
          under the 1991 Plan                     (15)
`        Options granted                         (230)       230        $6.00-$20.50     2,799
         Options exercised                                  (211)       $1.00-$11.25      (770)
         Options canceled                          41        (42)       $3.00-$9.00       (184)
                                               --------      -----                      --------
      Balances, May 31, 1996                      123        524        $2.38-$20.50   $ 3,298
                                               --------      -----                      --------
                                               --------      -----                      --------


       As of May 31, 1996, approximately 93,000 shares were exercisable at an average exercise price of $3.05 per share.

       NONQUALIFIED STOCK OPTIONS:

       During fiscal 1991, in connection with the acquisition of BSI, the Company issued nonqualified stock options to purchase 180,000 shares of the Company's common stock. These options became exercisable in thirds in fiscal 1993, 1994 and 1995, contingent upon the performance of the Company. Each third of the options had a different exercise price per share: $3.00 for options exercisable in 1994; and $4.00 for options exercisable in 1995. In fiscal 1994, options to purchase 60,000 shares of the Company's common stock became exercisable based on achievement of the performance goals. In fiscal 1995, options to purchase 60,000 shares of the Company's common stock were canceled as the performance goals were not met. During fiscal 1995, an option to purchase 30,000 shares of the Company's common stock at an exercise price of $3.00 was exercised. During fiscal 1996, options to purchase 30,000 shares of the Company's common stock at an exercise price of $3.00 were exercised. As of May 31, 1996, all options issued in connection with the BSI acquisition were either exercised or canceled.

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

9.  CAPITAL STOCK, continued:

    WARRANTS:

    During fiscal 1994, the Company granted warrants to purchase 192,500 shares of common stock at an exercise price of $4.00 per share. The warrants expire three to five years from the date of grant. During fiscal 1996, 55,000 warrants were exercised. As of May 31, 1996, 137,500 warrants were outstanding and exercisable.

    EMPLOYEE STOCK PURCHASE PLANS:

       1985 EMPLOYEE STOCK PURCHASE PLAN:

       The 1985 Employee Stock Purchase Plan was approved by the Board of Directors on June 1, 1985, and amended by the Board of Directors on December 1, 1990. The plan provides certain key employees the right to purchase shares of common stock at a price determined by the Board of Directors on the date of grant. The Company reserved a total of 1,000,000 shares of common stock for issuance under the plan. As of May 31, 1996, a total of 422,425 shares had been issued under this plan.

       1995 EMPLOYEE STOCK PURCHASE PLAN:

       In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan which authorized the grant of stock purchase rights to all eligible employees during six-month offering periods with exercise dates approximately every six months. The Company has reserved 125,000 shares of common stock for issuance under the plan. The first offering period of the plan commenced on the first trading day after the effectiveness of the Company's initial public offering. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year. To date, 27,055 shares have been issued under the plan.

10. DEFINED CONTRIBUTION PLAN:

    The Company sponsors a defined contribution plan that enables substantially all regular employees of the Company to participate in the plan. Eligible employees may contribute up to 20% of their base compensation to the plan, and the Company may, but is not obligated to, match up to 50% of employee contributions, up to a maximum of $100 per month per employee.

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

10. DEFINED CONTRIBUTION PLAN, continued:

    Company contributions to the defined contribution plan were approximately $52,000, $78,000 and $57,000 in fiscal 1994, 1995 and 1996 respectively.

11. INCOME TAXES:

    Details of the income tax provision consist of the following (IN
    THOUSANDS):

                                                   Year Ended May 31,
                                            1994        1995        1996
                                          -------     -------     -------
      Income (loss) before taxes:
        Domestic                          $ 1,105     $ 2,432     $ 6,663
        Foreign                              (251)        250         859
                                          -------     -------     -------
            Total                         $   854     $ 2,682     $ 7,522
                                          -------     -------     -------
                                          -------     -------     -------
      Income tax provision:
        Current:
          Federal                         $   293     $   757     $ 2,111
          State                                33         138         304
          Foreign                              12          57         290
                                          -------     -------     -------
            Total current provision           338         952       2,705
                                          -------     -------     -------
      Deferred:
        Federal                               (61)         13         128
        State                                  (3)          2          22
        Foreign                               (46)         15
                                          -------     -------     -------
          Total deferred provision           (110)         30         150
                                          -------     -------     -------
            Total income tax provision    $   228     $   982     $ 2,855
                                          -------     -------     -------
                                          -------     -------     -------

                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

11. INCOME TAXES, continued:

    The significant components of the deferred tax assets were as follows (IN THOUSANDS):

                                                         Year Ended May 31,
                                                        -------------------
                                                         1995        1996
                                                        -----       -----
         Noncurrent assets:
           Purchased technology                         $ 472       $ 261
           Fixed assets and other                         116         (24)
                                                        -----       -----
             Net noncurrent assets                      $ 588       $ 237
                                                        -----       -----
                                                        -----       -----
         Current assets (liabilities):
           Cash to accrual adjustment                   $(240)
           Marketable securities                           17       $  10
           Accrued expense and other                      261         204
                                                        -----       -----
             Net current assets                         $  38       $ 214
                                                        -----       -----
                                                        -----       -----

    The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                            Year Ended May 31,
                                                         ----------------------
                                                          1994    1995   1996
                                                         ------  ------  ------
      Income tax provision (benefit) at statutory rate   34.0 %  34.0 %  34.0 %
      State income taxes, net federal benefit             1.7     3.4     2.9
      Foreign sales corporation                          (1.9)   (0.7)
      Research and development credit                   (10.5)
      Other, net                                          3.4    (0.1)    1.1
                                                         ------  ------  ------
                                                         26.7 %  36.6 %  38.0 %
                                                         ------  ------  ------
                                                         ------  ------  ------

12. RELATED PARTY TRANSACTIONS:

    During fiscal 1995, the Company loaned an officer $125,000 in order to purchase common stock. In May 1996, this loan was repaid plus interest (calculated at a rate of 6.72%). Additionally, during fiscal 1995, the Company reacquired 80,000 shares of common stock from a former officer and forgave his $140,000 note.


                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

13. SUPPLEMENTAL CASH FLOW INFORMATION:

    Supplemental cash flow information is summarized as follows (IN THOUSANDS):


                                                               Year Ended May 31,
                                                           -------------------------
                                                            1994      1995     1996
                                                           -----     -----   -------
    Cash paid during the year for:
      Interest                                             $ 242     $ 247   $   128
      Income taxes                                         $ 728     $ 735   $ 1,879

    Noncash investing and financing activities:
      Change in unrealized holding losses on marketable
       securities                                          $ 140     $ (93)   $  (11)
    Common stock issued for notes                                    $ 125
    Common stock repurchased for cancellation of notes
       receivable                                                    $ 140
    Property and equipment purchased under capital lease             $ 199



14. GEOGRAPHICAL INFORMATION:

       FOREIGN OPERATIONS:

       The Company develops, markets and supports networked systems management software for distributed, heterogeneous computing environments and operates in one industry segment. The following presents information about operations in different geographic areas (IN THOUSANDS):


                                                          United
                                                          States      Europe   Eliminations    Total
                                                        ---------   ---------  ------------  --------
      1994
      Revenues                                          $ 13,388     $ 2,375    $  (680)     $ 15,083
      Portion of U.S. revenues from export sales           1,402                                1,402
      Income (loss) from operations                        1,611        (252)         2           911
      Identifiable assets                                  7,614       1,614       (170)        9,058

      1995
      Revenues                                          $ 17,131     $ 3,518    $  (963)     $ 19,686
      Portion of U.S. revenues from export sales           1,524                                1,524
      Income (loss) from operations                        2,514         236                    2,750
      Identifiable assets                                  9,664       2,335       (170)       11,829

      1996
      Revenues                                          $ 26,529     $ 5,351    $(1,865)     $ 30,015
      Portion of U.S. revenues from export sales           1,899                                1,899
      Income (loss) from operations                        5,957         845                    6,802
      Identifiable assets                                 31,488       2,903       (170)       34,221



                                      Continued

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                                       -------

14. GEOGRAPHICAL INFORMATION, continued:

       FOREIGN OPERATIONS, continued:

       Revenue and operating income (loss) from outside the United States include the operating results of Unison Software (UK) Ltd. and Unison Software Deutschland GmbH. Adjustments consist of eliminations of a charge by Unison Software, Inc. for royalties on software license fees recorded by its European subsidiaries. Identifiable assets are all assets, including corporate assets, identified with operations in each geographic area. Revenues from the United States, including export sales, are denominated in dollars. Revenues from European subsidiaries are denominated predominantly in their local currencies.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the section entitled "Proposal One--Election of Directors-- Information Regarding Nominees" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1996, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Transactions with Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1996.

                                        PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as part of this Form 10-K:

         1.  FINANCIAL STATEMENTS.
              See Index to Consolidated Financial Statements at Item 8, on page 23 of this Report.

         2.  FINANCIAL STATEMENT SCHEDULES.
              See Financial Statement Schedules at Item 8, on page 23 of this Report.

         3.  EXHIBITS.

         3.1(1)    Certificate of Incorporation
         3.2 Amended and Restated Bylaws of Registrant, as amended 10.1(1)* 1991 Incentive Stock Option Plan.
         10.2(1)*  Forms of Option Agreement used under 1991 Incentive Stock
                   Option Plan.
         10.3(1)* 1993 Director Stock Option Plan, as amended and restated. 10.4(1)* Form of option agreement used under 1993 Director Stock
                   Option Plan.
         10.5(1)*  1995 Employee Stock Purchase Plan.
         10.6(1)*  Form of subscription agreement used under 1995 Employee
                   Stock Purchase Plan.
         10.7(1)*  1995 Stock Option Plan, as amended and restated.
         10.8(1)*  Forms of option and stock purchase right agreements used under 1995 Stock Option Plan.
         10.9(1)*  Form of Indemnification Agreement between Registrant and its directors and officers.
         10.10(1)  Credit Facility and Warrant Agreement dated as of
                   October 29, 1993, between the Registrant and Trident
                   Capital, L.P. and Amendments #1, #2 and #3 thereto.
         10.11(1)  Warrant dated as of December 1, 1993 issued by the
                   Registrant to WS Investment Company 93D, as amended.
         10.12(1)  Lease dated July 1, 1994 for facilities located at 5101
                   Patrick Henry Drive, Santa Clara, California.
         10.13(1)  Lease dated October 19, 1989 for facilities located at 811
                   Barton Springs Road, Austin, Texas.
         10.14(1)+ Software License Agreement dated as of July 30, 1993, between the Registrant and Hewlett-Packard Company, as
                   amended.
         10.15(1)+ Software Distribution and License Agreement dated as of
                   May 1, 1995, between the Registrant and Hewlett-Packard
                   Company.
         10.17*    Employment Agreement between the Registrant and Dominic
                   Gattuso Jr. dated as of August 16, 1996.
         11.1      Statement of computation of earnings per share.
         21.1(1)   Subsidiaries of the Registrant.
         23.1      Consent of Coopers & Lybrand L.L.P., Independent
                   Accountants.
         24.1      Power of Attorney (see page 48).
         27.1      Financial Data Schedule

    (1) Incorporated herein by reference to identically numbered exhibit to Registrant's Registration Statement on Form S-1 (Reg. St. No. 33-92748), declared effective on July 20, 1995.
    *    Indicates management compensatory plan, contract or arrangement.
    + Confidential treatment has been previously granted for certain portions of these exhibits.

    (b)  REPORTS ON FORM 8-K.
         None.

    (c)  EXHIBITS.
         See Item 14(a) above.

    (d)  FINANCIAL STATEMENT SCHEDULE.
         See Item 14(a) above.

                                       SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28 day of August 1996.

                                  UNISON SOFTWARE, INC.

                                  By:   /s/ DON H. LEE
                                       ------------------------------
                                       Don H. Lee,
                                       Chief Executive Officer


                                  POWER OF ATTORNEY

    KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Don Lee and Richard Armitage, and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on August 28, 1996 on behalf of the Registrant and in the capacities and on the dates indicated:

              Signatures                         Title

          /s/ DON  H. LEE          Chief Executive Officer and Director
         ----------------          (principal executive officer)
            Don H. Lee

         /s/  DOMINIC GATTUSO JR.  President, Chief Operating
         ------------------------  Officer and Director
           Dominic Gattuso Jr.

         /s/ RICHARD J. ARMITAGE Vice President, Finance, Chief Financial ------------------------ Officer and Treasurer (principal financial
           Richard J. Armitage     and accounting officer)

         /s/  MICHAEL A. CASTEEL   Executive Vice President, Chief Technology
         -----------------------   Officer and Director
           Michael A. Casteel

         /s/  DONALD R. DIXON      Director
         --------------------
           Donald R. Dixon

         /s/ JEFFREY D. SAPER      Director
         ---------------------
           Jeffrey D. Saper

                          REPORT OF INDEPENDENT ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULE



Our report on the consolidated financial statements of Unison Software, Inc. and Subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included in this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                      COOPERS & LYBRAND L.L.P.



San Jose, California
July 3, 1996

                                                                SCHEDULE II

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                                    (IN THOUSANDS)





                                                   BALANCE AT    CHARGED
                                                   BEGINNING     TO COSTS                        BALANCE
                                                    OF THE         AND                          AT END OF
              DESCRIPTION                           PERIOD       EXPENSES      DEDUCTIONS       THE PERIOD
              -----------                        ----------      ---------     ----------     ------------



Balance for the year ended May 31, 1994:
  Allowance for doubtful accounts receivable         $   90       $   35       $  (44)            $   81
Balance for the year ended May 31, 1995:
  Allowance for doubtful accounts receivable             81           71                             152
Balance for the year ended May 31, 1996:
  Allowance for doubtful accounts receivable            152          128         (104)               176

                                UNISON SOFTWARE, INC.

                              ANNUAL REPORT ON FORM 10-K
                             FOR YEAR ENDED MAY 31, 1996


                                  INDEX TO EXHIBITS

Exhibit Number     Exhibit Description

  3.1(1)    Certificate of Incorporation
  3.2       Amended and Restated Bylaws of Registrant, as amended.
 10.1(1)*   1991 Incentive Stock Option Plan....................................
 10.2(1)*   Forms of Option Agreement used under 1991 Incentive Stock Option
            Plan................................................................
 10.3(1)*   1993 Director Stock Option Plan, as amended and restated............
 10.4(1)*   Form of option agreement used under 1993 Director Stock Option Plan.
 10.5(1)*   1995 Employee Stock Purchase Plan...................................
 10.6(1)*   Form of subscription agreement used under 1995 Employee Stock
            Purchase Plan.......................................................
 10.7(1)*   1995 Stock Option Plan, as amended and restated.....................
 10.8(1)*   Forms of option and stock purchase right agreements used under 1995
            Stock Option Plan...................................................
 10.9(1)*   Form of Indemnification Agreement between Registrant and its directors and officers..............................................
 10.10(1)   Credit Facility and Warrant Agreement dated as of October 29, 1993, between the Registrant and Trident Capital, L.P. and Amendments #1,
            #2 and #3 thereto...................................................
 10.11(1)   Warrant dated as of December 1, 1993 issued by the Registrant to
            Ws Investment Company 93D, as amended...............................
 10.12(1)   Lease dated July 1, 1994 for facilities located at 5101 Patrick
            Henry Drive, Santa Clara, California................................
 10.13(1)   Lease dated October 19, 1989 for facilities located at 811 Barton
            Springs Road, Austin, Texas.........................................
 10.14(1)+  Software License Agreement dated as of July 30, 1993, between the
            Registrant and Hewlett-Packard Company, as amended..................
 10.15(1)+  Software Distribution and License Agreement dated as of May 1, 1995, between the Registrant and Hewlett-Packard Company..................
 10.17*     Employment Agreement dated as of August 16, 1996 between the
            Registrant and Dominic Gattuso Jr. .................................
 11.1       Statement of computation of earnings per share......................
 21.1(1)    Subsidiaries of the Registrant......................................
 23.1       Consent of Coopers & Lybrand L.L.P., Independent Accountants........
 24.1       Power of Attorney (see page 48).
 27.1       Financial Data Schedule

- - -------------------

(1) Incorporated herein by reference to identical number exhibit to the Registrant's Registration Statement on Form S-1 (Registration St. No. 33-92748) declared effective on July 20, 1995.
*   Indicates management compensatory plan, contract or arrangement.
+ Confidential treatment has been previously granted for certain portions of these exhibits.