Form 10-Q
period 1996-08-31
UNISON SOFTWARE INC
filed 1996-10-15
CIK 945837

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended August 31, 1996

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition period from ________ to ________

                           Commission File Number:  0-26198

                                UNISON SOFTWARE, INC.
           ----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Delaware                                   94-2696878
----------------------------------          ---------------------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                   identification No.)

                               5101 PATRICK HENRY DRIVE
                            SANTA CLARA, CALIFORNIA  95054
             (Address of principal executive offices, including zip code)

                                    (408) 988-2800
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]  No [ ]

The number of shares of Common Stock outstanding as of September 30, 1996 was 7,784,790.

                                UNISON SOFTWARE, INC.

                                  TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of May 31, 1996 and August 31, 1996   3

         Consolidated Statements of Operations for the three months
         ended August 31, 1995 and August 31, 1996                            4

         Consolidated Statements of Cash Flows for the three months
         ended August 31, 1995 and August 31, 1996                            5

         Notes to the Consolidated Financial Statements                       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            7

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    12


SIGNATURE                                                                     13

INDEX TO EXHIBITS                                                             14

ITEM 1
                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                   ASSETS
                                                 MAY 31, 1996    AUG. 31, 1996
                                                 ------------   --------------
                                                                  (unaudited)

Current Assets:
    Cash and cash equivalents                      $  4,558        $  4,220
    Marketable securities                            15,890          17,715
    Accounts receivable, net of allowance for
        doubtful accounts of $176 and $175 at
        May 31, 1996 and Aug. 31, 1996,
        respectively                                 11,214           8,937
    Prepaid expenses and other current assets           116             254
    Deferred income taxes                               214             214
                                                   --------        --------
          Total Current Assets                       31,992          31,340

Property and equipment, net                           1,715           2,092
Deferred income taxes                                   237             238
Other assets, net                                       277             281
                                                   --------        --------
          Total Assets                             $ 34,221        $ 33,951
                                                   --------        --------
                                                   --------        --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt              $    308        $    233
    Accounts payable                                    454             356
    Current and deferred income taxes payable           403             640
    Accrued expenses                                  3,154           2,161
    Deferred revenue                                  6,003           5,644
                                                   --------        --------
          Total Current Liabilities                  10,322           9,034

Long-term debt, net of current portion                  688             444
Other long-term liabilities                             184             187
                                                   --------        --------

               Total Liabilities                     11,194           9,665
                                                   --------        --------

Preferred stock, $0.001 par value;
    Authorized:  5,000 shares;
    Issued and outstanding:  -0-                         --              --
Common stock, $0.001 par value;
    Authorized:  40,000 shares;
    Issued and outstanding:  7,683 and
        7,784 shares at May 31, 1996
        and Aug. 31, 1996, respectively.                  8               8
Additional paid-in capital                           16,091          16,582
Unrealized holding losses on marketable
    securities, net                                    (19)            (19)
Retained earnings                                     7,002           7,766
Cumulative foreign currency translation
    adjustments                                        (55)            (51)
          Total Stockholders' Equity                 23,027          24,286
                                                   --------        --------
               Total Liabilities and
                 Stockholders' Equity              $ 34,221        $ 33,951
                                                   --------        --------
                                                   --------        --------

                               See accompanying notes.

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (unaudited)

                                               THREE MONTHS ENDED
                                        ----------------------------------
                                        AUG. 31, 1995        AUG. 31, 1996
                                        -------------        -------------
Net revenues:
  License fees                               $2,833               $4,456
  Services                                    2,037                3,033
                                             ------               ------
      Total net revenues                      4,870                7,579
                                             ------               ------

Costs and expenses:
  Cost of license fees                          141                  195
  Cost of services                              307                  699
  Sales and marketing                         2,650                3,783
  Research and development                      730                1,092
  General and administrative                    552                  801
                                             ------               ------
      Total costs and expenses                4,380                6,570
                                             ------               ------
Income from operations                          490                1,009
Interest and other income (expense), net         40                  232

                                             ------               ------
Income before income taxes                      530                1,241
Provision for income taxes                      201                  478
                                             ------               ------
Net income                                   $  329               $  763
                                             ------               ------
                                             ------               ------

Net income per share                         $ 0.05                $0.09
                                             ------               ------
                                             ------               ------

Shares used in per share calculation          7,069                8,105
                                             ------               ------
                                             ------               ------


                               See accompanying notes.

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (unaudited)




                                                                         THREE MONTHS ENDED
                                                                 ---------------------------------
                                                                 AUG. 31, 1995       AUG. 31, 1996
                                                                 -------------       -------------
Cash flows from operating activities:. . . . . . . . . . . . .
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .          $329                $763
  Adjustments to reconcile net income to net cash
     provided by operating activities: . . . . . . . . . . . .
          Depreciation and amortization. . . . . . . . . . . .           103                 124
          Other. . . . . . . . . . . . . . . . . . . . . . . .          (53)
          Changes in assets and liabilities: . . . . . . . . .
              Accounts receivable. . . . . . . . . . . . . . .         1,665               2,277
              Prepaid expenses and other current assets. . . .            24               (138)
              Accounts payable and other accrued expenses. . .         (263)               (853)
              Deferred revenue . . . . . . . . . . . . . . . .          (92)               (359)
                                                                    --------            --------
                Net cash provided by operating activities. . .         1,713               1,814
                                                                    --------            --------
Cash flows from investing activities:. . . . . . . . . . . . .
     Purchase of property and equipment. . . . . . . . . . . .         (257)               (501)
     (Increase) decrease in other long-term assets . . . . . .            16                 (5)
     Purchases of marketable securities. . . . . . . . . . . .                           (5,326)
     Sales of marketable securities. . . . . . . . . . . . . .           201               3,500
                                                                    --------            --------
                Net cash used in investing activities. . . . .          (40)             (2,332)
                                                                    --------            --------
Cash flows from financing activities:. . . . . . . . . . . . .
    Issuance of common stock and warrants. . . . . . . . . . .        13,515                 496
    Payments on capital lease obligations and notes payable. .         (207)               (316)
                                                                    --------            --------
                Net cash provided by financing activities. . .        13,308                 180
                                                                    --------            --------
                Net increase (decrease) in cash and cash
                  equivalents. . . . . . . . . . . . . . . . .        14,981               (338)
Cash and cash equivalents at beginning of period . . . . . . .         3,955               4,558
                                                                    --------            --------
Cash and cash equivalents at end of period . . . . . . . . . .       $18,936              $4,220
                                                                    --------            --------
                                                                    --------            --------



                               See accompanying notes.

                                UNISON SOFTWARE, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    These interim consolidated financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of results for any future period. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended May 31, 1996 included in the Company's Form 10-K.

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

    Net income per share is computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants (using the treasury stock method for all periods presented).

ITEM 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the audited financial statements and notes thereto of the Company for the fiscal year ended May 31, 1996 included in the Company's Form 10-K.

OVERVIEW

    Unison Software, Inc. develops, markets, and supports networked systems management software for distributed, heterogeneous computing environments. The Company's workload management, storage management, and output management tools support the deployment of business critical applications in client/server environments. Unison was incorporated in California in 1980 and reincorporated in Delaware in July 1995.

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

    License fee revenues have been derived principally from direct sales of software products to end users through the Company's direct field sales and telesales force and national account sales group. Although the Company believes that such direct sales will continue to account for a significant portion of license fee revenues, the Company expects that revenues from sales through OEMs, VARs, ISVs and other indirect channels will increase as a percentage of license fee revenues. The Company's expansion of its field sales force has caused, and is expected to continue to cause, sales and marketing expenses to increase. The Company is also increasingly attempting to direct customers to larger, enterprise-wide implementations of the Company's products, which may increase the complexity and length of the sales cycle. In connection with such larger sales, the Company may choose to grant greater pricing and other concessions than for single department or local network sales.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data as a percentage of total net revenues:

                                                    THREE MONTHS ENDED
                                            ---------------------------------
                                            AUG. 31, 1995       AUG. 31, 1996
                                            -------------       -------------

Net revenues:
  License fees                                    58.2%               60.0%
  Services                                        41.8%               40.0%
                                                 ------              ------
      Total net revenues                         100.0%              100.0%
                                                 ------              ------

Costs and expenses:
  Cost of license fees                             2.9%                2.6%
  Cost of services                                 6.3%                9.2%
  Sales and marketing                             54.4%               49.9%
  Research and development                        15.0%               14.4%
  General and administrative                      11.3%               10.6%
                                                 ------              ------
      Total costs and expenses                    89.9%               86.7%
                                                 ------              ------
Income from operations                            10.1%               13.3%
Interest and other income (expense), net            .8%                3.1%
                                                 ------              ------
Income before income taxes                        10.9%               16.4%
Provision for income taxes                         4.1%                6.3%
                                                 ------              ------
Net income                                         6.8%               10.1%
                                                 ------              ------
                                                 ------              ------

     NET REVENUES

     Net revenues increased 56% from $4.9 million for three months ended August 31, 1995 to $7.6 million for the three months ended August 31, 1996. The increase was primarily the result of growth in open systems license fees attributable to increased market acceptance of the Company's UNIX and Microsoft Windows NT products, and increased revenues from indirect channels. Service revenues also increased, reflecting the increase in the installed base of the Company's products and additional revenue generated as a result of the expansion of the Company's consulting services group.

     License fees accounted for 58.2% of net revenues for the three months ended August 31, 1995 compared to 60.0% of net revenues for the three months ended August 31, 1996. Conversely, service revenues accounted for 41.8% of net revenues for the three months ended August 31, 1995 compared to 40.0% of net revenues for the three months ended August 31, 1996.

     UNIX and Windows NT license fees accounted for 50.6% of total license fees for the three months ended August 31, 1995 and 69.2% of total license fees for the three months ended August 31, 1996. The increases in UNIX and Windows NT license fee revenues both in absolute dollars and as a percentage of total license fees resulted from the expansion of the Company's product offerings and its increased efforts to address the open distributed systems market. The Company's future growth, if any, will depend on continued growth in UNIX and Windows NT license fees. License fees from HP3000 products have been, and are expected to continue to be, a significant though declining portion of the Company's net revenues. However, there can be no assurance as to how long the HP3000 will continue to be a viable product or be used in ways which benefit from use of the Company's networked systems management tools. The Company anticipates that HP3000 license fees may continue to decline in the future, as the Company continues to focus on the open distributed systems market.

     Sales to customers outside of the United States, including sales generated by the Company's United Kingdom subsidiary, represented 26.6% of net revenues for the three months ended August 31, 1995 as compared to 22.5% of net revenues for the three months ended August 31, 1996. While declining as a percentage of total revenues, the Company's sales to customers outside of the United States increased in absolute dollars due to increased acceptance of the Company's products in these markets.

     COST OF LICENSE FEES

     Cost of license fees consists primarily of product packaging, shipping, delivery media, documentation and third-party royalties payable in connection with sales of certain of the Company's products, including certain HP3000 products. Cost of license fees increased from $141,000, or 5.0% of license fees, in the three months ended August 31, 1995 to $195,000, or 4.3% of license fees, in the three months ended August 31, 1996. The decline in cost of license fees as a percentage of license fees was a result of increased revenues from the Company's products that are not subject to royalty obligations and an increase in average order size resulting in lower packaging, media and shipping costs.

     COST OF SERVICES

     Cost of services consists primarily of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's customers. Cost of services increased from $307,000, or 15.1% of service revenues, in the three months ended August 31, 1995 to $699,000, or 23.1% of service revenues, in the three months ended August 31, 1996. The increases were due to increases in support personnel in anticipation of increased demand for customer support services relating to the Company's UNIX and Windows NT products and additional training and consulting personnel to assist customers in deploying these products.

     SALES AND MARKETING

     Sales and marketing expenses consist principally of salaries, commissions and advertising and promotion costs. Sales and marketing expenses increased from $2.7 million, or 54.4% of net revenues, in the three months ended August 31, 1995 to $3.8 million, or 49.9% of net revenues, in the three months ended August 31, 1996. The increase in absolute dollars was primarily the result of the expansion of the Company's field sales organization and increased sales compensation resulting from increased revenues. Such expenses declined as a percentage of net revenues as the Company continued to realize benefits from the expanded sales organization. The Company anticipates that as it continues to expand its sales and marketing efforts in the open systems market, such expenses will continue to increase in absolute dollars during fiscal 1997.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of personnel related costs. Research and development expenses increased from $730,000, or 15.0% of net revenues, in the three months ended August 31, 1995 to $1.1 million, or 14.4% of net revenues, in the three months ended August 31, 1996. Research and development expenses increased in absolute dollars and are expected to continue to increase as a result of the Company's efforts to enhance and expand its product offerings.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased from $552,000, or 11.3% of net revenues, in the three months ended August 31, 1995 to $801,000, or 10.6% of net revenues, in the three months ended August 31, 1996. The Company expects that its general and administrative expenses will increase in absolute dollars in the future, as the Company expands its staffing to support expanded operations.

     INTEREST AND OTHER INCOME (EXPENSE), NET

     Interest and other income (expense), net is comprised primarily of interest and dividend income, gains on foreign currency translations and gains on sales of assets, net of interest expense and any losses on the foregoing. Interest income is comprised primarily of interest on proceeds from the Company's initial public offering completed in July 1995. Interest expense has historically been comprised primarily of interest on debt incurred in connection with a past acquisition and the Company's guarantee of certain indebtedness of its Employee Stock Ownership Plan. During the quarter ended August 31, 1995, the ESOP retired its indebtedness with a portion of the proceeds from the ESOP's sale of shares in the initial public offering.

     PROVISIONS FOR INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company's effective tax rates were 37.9% and 38.5% for the periods ended August 31, 1995 and August 31, 1996, respectively. Such rates approximately represented the combined federal and state statutory rate and certain taxes due in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations and capital expenditures primarily with cash flow from operations. Net cash provided by operating activities in the three months ended August 31, 1996 was $1.8 million, resulting primarily from net income and decreases in accounts receivable, offset by decreases in accounts payable, and deferred revenue. This compares to net cash provided by operating activities of $1.7 million for the same period of fiscal 1996.

     Net cash used in investing activities was $40,000 and $2.3 million in the three months ended August 31, 1995 and August 31, 1996, respectively. The latter amount consisted primarily of purchases of marketable securities and equipment, offset in part by sales of marketable securities.

     Financing activities provided net cash of $13.3 million in the three months ended August 31, 1995, principally as a result of the Company's initial public offering completed in July 1995. The Company sold 1.7 million shares of Common Stock at a price to the public of $9.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $13.4 million. Financing activities provide $180,000 in the three months ended August 31, 1996, primarily as a result of issuance of common stock, offset in part by repayment of notes payable.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.7 1995 Stock Option Plan, as amended and restated
          11.1 Statement Regarding Computation of Net Income Per Share
          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the period for which this report is filed.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNISON SOFTWARE, INC.
                                   (Registrant)



Date:  October __, 1996            By: /s/ Richard J. Armitage
                                      -----------------------------------------
                                           Richard J. Armitage
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Principal Accounting Officer)

                                  INDEX TO EXHIBITS


EXHIBIT                                                               PAGE
10.7 1995 Stock Option Plan, as amended and restated                   --
11.1 Statement Regarding Computation of Net Income Per Share           15
27.1 Financial Data Schedule                                           --