Form 10-Q
period 1996-11-30
UNISON SOFTWARE INC
filed 1997-01-14
CIK 945837

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 1996

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from ________ to ________


                       Commission File Number:  0-26198

                           UNISON SOFTWARE, INC.
           ------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


               Delaware                                    94-2696878
   -------------------------------                   -------------------------
   (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                      identification No.)

                              5101 PATRICK HENRY DRIVE
                           SANTA CLARA, CALIFORNIA  95054
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

                                 Yes [X]  No [  ]

The number of shares of Common Stock outstanding as of December 31, 1996 was 7,913,674.

                              UNISON SOFTWARE, INC.

                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of May 31, 1996 and
          November 30, 1996                                               3

          Consolidated Statements of Operations for the three months
          and six months ended November 30, 1995 and November 30, 1996    4

          Consolidated Statements of Cash Flows for the six months
          ended November 30, 1995 and November 30, 1996                   5


          Notes to the Consolidated Financial Statements                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       7

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURE                                                                14

INDEX TO EXHIBITS                                                        15

ITEM 1
                      UNISON SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)

                         ASSETS                                      MAY 31, 1996      NOV. 30, 1996
                                                                    --------------    ---------------


Current Assets:
  Cash and cash equivalents                                             $ 4,558           $ 5,592
  Marketable securities                                                  15,890            19,591
  Accounts receivable, net of allowance for doubtful accounts of
   $176 and $175 at May 31, 1996 and Nov. 30, 1996, respectively         11,214            10,613
  Prepaid expenses and other current assets                                 116               279
  Deferred income taxes                                                     214               214
                                                                        -------           -------
      Total Current Assets                                               31,992            36,289

Property and equipment, net                                               1,715             2,205
Deferred income taxes                                                       237               227
Other assets, net                                                           277               187
                                                                        -------           -------
             Total Assets                                               $34,221           $38,908
                                                                        -------           -------
                                                                        -------           -------

    LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Current portion of long-term debt                                     $   308           $   233
  Accounts payable                                                          454               307
  Current and deferred income taxes payable                                 403             1,499
  Accrued expenses                                                        3,154             3,604
  Deferred revenue                                                        6,003             6,705
                                                                        -------           -------
      Total Current Liabilities                                          10,322            12,348

Long-term debt, net of current portion                                      688               387
Other long-term liabilities                                                 184               202
                                                                        -------           -------
             Total Liabilities                                           11,194            12,937
                                                                        -------           -------

Preferred stock, $0.001 par value;
  Authorized: 5,000 shares;
  Issued and outstanding: -0-                                               --                --
Common stock, $0.001 par value;
  Authorized: 40,000 shares;
  Issued and outstanding: 7,683 and 7,891 shares at May 31, 1996
    and Nov. 30, 1996, respectively.                                          8                 8
Additional paid-in capital                                               16,091            16,589
Unrealized holding losses on marketable securities, net                     (19)              --
Retained earnings                                                         7,002             9,279
Cumulative foreign currency translation adjustments                         (55)               95
                                                                        -------           -------
      Total Stockholders' Equity                                         23,027            25,971
                                                                        -------           -------
             Total Liabilities and Stockholders' Equity                 $34,221           $38,908
                                                                        -------           -------
                                                                        -------           -------


                            See accompanying notes.

                      UNISON SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     NOVEMBER 30,               NOVEMBER 30,
                                               ----------------------       -------------------
                                                 1995            1996         1995         1996
                                                 ----            ----         ----         ----
Net revenues:
 License fees                                    $5,022          $7,496       $7,855       $12,042
 Services                                         2,034           2,866        4,071         5,899
                                                  -----           -----        -----        ------
   Total net revenues                             7,056          10,362       11,926        17,941
                                                  -----          ------       ------        ------

Costs and expenses:
 Cost of license fees                               167             329          308           524
 Cost of services                                   394             857          701         1,556
 Sales and marketing                              3,327           4,479        5,977         8,262
 Research and development                         1,029           1,239        1,759         2,331
 General and administrative                         721           1,199        1,273         2,000
                                                  -----          ------       ------        ------
   Total costs and expenses                       5,638           8,103       10,018        14,673
                                                  -----          ------       ------        ------
Income from operations                            1,418           2,259        1,908         3,268
Interest and other income (expense), net            288             203          328           435
                                                  -----          ------       ------        ------
Income before income taxes                        1,706           2,462        2,236         3,703
Provision for income taxes                          648             948          849         1,426
                                                  -----          ------       ------        ------
Net income                                      $ 1,058         $ 1,514      $ 1,387       $ 2,277
                                                -------         -------      -------       -------
                                                -------         -------      -------       -------

Net income per share                             $ 0.13          $ 0.19       $ 0.18        $ 0.28
                                                 ------          ------       ------        ------
                                                 ------          ------       ------        ------
Shares used in per share calculation              7,968           8,094        7,519         8,059
                                                 ------          ------       ------        ------
                                                 ------          ------       ------        ------







                              See accompanying notes.

                      UNISON SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (unaudited)

                                                                         SIX MONTHS ENDED
                                                                ----------------------------------
                                                                NOV. 30, 1995        NOV. 30, 1996
                                                                -------------        -------------
Cash flows from operating activities:
 Net income..................................................       $1,387               $2,277
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization...........................          210                  283
     Other...................................................           27                  150
     Changes in assets and liabilities:
       Accounts receivable...................................       (1,147)                 601
       Prepaid expenses and other current assets.............            1                 (163)
       Accounts payable and other accrued expenses...........          126                1,399
       Deferred revenue......................................          358                  702
                                                                     -----                -----
             Net cash provided by operating activities.......          962                5,249
                                                                     -----                -----

Cash flows from investing activities:
   Purchase of property and equipment........................         (571)                (773)
   Decrease in other long-term assets........................           17                   90
   Purchases of marketable securities........................      (11,738)              (6,772)
   Sales of marketable securities............................          -                  3,100
                                                                    ------                -----
       Net cash used in investing activities.................      (12,292)              (4,355)
                                                                    ------                -----

Cash flows from financing activities:
  Issuance of common stock and warrants......................       13,533                  498
  Payments on capital lease obligations and notes payable....         (317)                (358)
                                                                    ------                -----
       Net cash provided by financing activities.............       13,216                  140
                                                                    ------                -----
       Net increase in cash and cash equivalents.............        1,886                1,034
Cash and cash equivalents at beginning of period.............        3,955                4,558
                                                                    ------                -----
Cash and cash equivalents at end of period...................       $5,841               $5,592
                                                                    ------               ------
                                                                    ------               ------





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

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the audited consolidated financial statements and notes thereto of the Company for the fiscal year ended May 31, 1996 included in the Company's Form 10-K.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of total net revenues:

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                      NOVEMBER 30,           NOVEMBER 30,
                                  -------------------      -----------------
                                     1995      1996         1995       1996
                                    -----      ----         ----       ----

Net revenues:

  License fees                      71.2%     72.3%         65.9%      67.1%

  Services                          28.8%     27.7%         34.1%      32.9%
                                   ------    ------        -------     ------
      Total net revenues           100.0%    100.0%        100.0%     100.0%
                                   ------    ------        -------     ------

Costs and expenses:
  Cost of license fees               2.4%      3.2%          2.6%       2.9%

  Cost of services                   5.6%      8.3%          5.9%       8.7%

  Sales and marketing               47.2%     43.2%         50.1%      46.1%

  Research and development          14.6%     12.0%         14.7%      13.0%

  General and administrative        10.2%     11.6%         10.7%      11.1%
                                   ------    ------        -------     ------
      Total costs and expenses      80.0%     78.3%         84.0%      81.8%
                                   ------    ------        -------     ------
Income from operations              20.0%     21.7%         16.0%      18.2%

Interest and other income
                  (expense), net     4.1%      2.0%          2.8%       2.4%
                                   ------    ------        -------     ------
Income before income taxes          24.1%     23.7%         18.8%      20.6%

Provision for income taxes           9.2%      9.1%          7.1%       7.9%
                                   ------    ------        -------     ------
Net income                          14.9%     14.6%         11.7%      12.7%
                                   ------    ------        -------     ------
                                   ------    ------        -------     ------




     NET REVENUES

     Net revenues increased 47% from $7.1 million for the three months ended November 30, 1995 to $10.4 million for the three months ended November 30, 1996. Net revenues increased 50% from $11.9 million for the six months ended November 30, 1995 to $17.9 million for the six months ended November 30, 1996. The increase was primarily the result of growth in open systems license fees attributable to increased market acceptance of the Company's UNIX and Microsoft Windows NT products, and increased revenues from indirect channels. Service revenues also increased, reflecting the increase in the installed base of the Company's products and additional revenue generated as a result of the expansion of the Company's consulting services group.

     License fees accounted for 71.2% and 65.9% of net revenues for the three and six months ended November 30, 1995, respectively, compared to 72.3% and 67.1% of net revenues for the three and six months ended
November 30, 1996, respectively. Conversely, service revenues accounted for 28.8% and 34.1% of net revenues for the three and six months ended November 30, 1995, respectively, compared to 27.7% and 32.9% of net revenues for the three and six months ended November 30, 1996, respectively.

     UNIX and Windows NT license fees accounted for 60.4% and 56.8% of total license fees for the three and six months ended November 30, 1995, respectively, compared to 70.9% and 70.3% of total license fees for the three and six months ended November 30, 1996, respectively. The increases in UNIX and Windows NT license fee revenues both in absolute dollars and as a percentage of total license fees resulted from the expansion of the Company's product offerings and its increased efforts to address the open distributed systems market. The Company's future growth, if any, will depend on continued growth in UNIX and Windows NT license fees. License fees from HP3000 products have been, and are expected to continue to be, a significant though declining portion of the Company's net revenues. However, there can be no assurance as to how long the HP3000 will continue to be a viable product or be used in ways which benefit from use of the Company's networked systems management tools. The Company anticipates that HP3000 license fees may decline in the future, as the Company continues to focus on the open distributed systems market.

     Sales to customers outside of the United States, including sales generated by the Company's United Kingdom subsidiary, represented 22.3% and 24.0% of net revenues for the three and six months ended November 30, 1995, respectively, as compared to 22.6% of net revenues for the three and six months ended November 30, 1996, respectively. While declining as a percentage of total revenues on a year to date basis for the six month periods, the Company's sales to customers outside of the United States increased in absolute dollars due to increased acceptance of the Company's products in these markets.

     COST OF LICENSE FEES

     Cost of license fees consists primarily of product packaging, shipping, delivery media, documentation and third-party royalties payable in connection with sales of certain of the Company's products. Cost of license fees increased from $167,000, or 3.3% of license fees, in the three months ended November 30, 1995 to $329,000, or 4.4% of license fees, in the three months ended November 30, 1996. Cost of license fees increased from $308,000, or 3.9% of license fees, in the six months ended November 30, 1995 to $524,000, or 4.4% of license fees, in the six months ended November 30, 1996. The increase in cost of license fees in both absolute dollars and as a percentage of license fees was primarily a result of increased revenues from the Company's products that are subject to royalty obligations.

     COST OF SERVICES

     Cost of services consists primarily of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's customers. Cost of services increased from $394,000, or 19.4% of service revenues, in the three months ended November 30, 1995 to $857,000, or 29.9% of service revenues, in the three months ended November 30, 1996. Cost of services increased from $701,000, or 17.2% of service revenues, in the six months ended November 30, 1995 to $1,556,000, or 26.4% of service revenues, in the six months ended November 30, 1996. The increases were due to increases in support personnel in anticipation of increased demand for customer support services relating to the Company's UNIX and Windows NT products and additional training and consulting personnel to assist customers in deploying these products.

     SALES AND MARKETING

     Sales and marketing expenses consist principally of salaries, commissions, travel and advertising and promotion costs. Sales and marketing expenses increased from $3.3 million, or 47.2% of net revenues, in the three months ended November 30, 1995 to $4.5 million, or 43.2% of net revenues, in the three months ended November 30, 1996. Sales and marketing expenses increased from $6.0 million, or 50.1% of net revenues, in the six months ended November 30, 1995 to $8.3 million, or 46.1% of net revenues, in the six months ended November 30, 1996. The increase in absolute dollars was primarily the result of the expansion of the Company's field sales organization and increased sales compensation resulting from increased revenues.
                                     10

Such expenses declined as a percentage of net revenues as the Company continued to realize benefits from the expanded sales organization. The Company anticipates that as it continues to expand its sales and marketing efforts in the open systems market, such expenses will continue to increase in absolute dollars during fiscal 1997.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of personnel related costs. Research and development expenses increased from $1.0 million, or 14.6% of net revenues, in the three months ended November 30, 1995 to $1.2 million, or 12.0% of net revenues, in the three months ended November 30, 1996. Research and development expenses increased from $1.8 million, or 14.7% of net revenues, in the six months ended November 30, 1995 to $2.3 million, or 13.0% of net revenues, in the six months ended November 30, 1996. Research and development expenses increased in absolute dollars over these periods, and are expected to continue to increase, as a result of the Company's efforts to enhance and expand its product offerings.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased from $721,000, or 10.2% of net revenues, in the three months ended November 30, 1995 to $1.2 million, or 11.6% of net revenues, in the three months ended November 30, 1996. General and administrative expenses increased from $1.3 million, or 10.7% of net revenues, in the six months ended November 30, 1995 to $2.0 million, or 11.1% of net revenues, in the six months ended November 30, 1996. Such increases were primarily the result of increased costs to comply with the responsibilities of a public company. The Company expects that its general and administrative expenses will continue to increase in absolute dollars in the future as the Company expands its staffing to support expanded operations.

     INTEREST AND OTHER INCOME (EXPENSE), NET


     Interest and other income (expense), net is comprised primarily of interest and dividend income, gains on foreign currency translations and gains on sales of assets, net of interest expense and any losses on the foregoing. Interest income is comprised primarily of interest on proceeds from the Company's initial public offering completed in July 1995. Interest expense has historically been comprised primarily of interest on debt incurred in connection with a past acquisition and the Company's guarantee of certain indebtedness of its Employee Stock Ownership Plan. During the quarter ended November 30, 1995, the ESOP retired its indebtedness with a portion of the proceeds from the ESOP's sale of shares in the initial public offering.

     PROVISIONS FOR INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company's effective tax rates were 38.0% and 38.5% for the six months ended November 30, 1995 and November 30, 1996, respectively. Such rates approximately represented the combined federal and state statutory rate and certain taxes due in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations and capital expenditures primarily with cash flow from operations. Net cash provided by operating activities in the six months ended November 30, 1996 was $5.1 million, resulting primarily from net income, increases in accounts payable, increases in deferred revenue and decreases in accounts receivable, slightly offset by a decrease in prepaid expenses. This compares to net cash provided by operating activities of $962,000 for the same period of fiscal 1996.

     Net cash used in investing activities was $12.3 million and $4.4 million in the six months ended November 30, 1995 and November 30, 1996, respectively. The latter amount consisted primarily of purchases of marketable securities and equipment, offset in part by sales of marketable securities.

     Financing activities provided net cash of $13.2 million in the six months ended November 30, 1995, principally as a result of the Company's initial public offering completed in July 1995. The Company sold 1.7 million shares of Common Stock at a price to the public of $9.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately
$13.4 million. Financing activities provide $309,000 in the six months ended November 30, 1996, primarily as a result of issuance of common stock, offset in part by repayment of notes payable.

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

                                   UNISON SOFTWARE, INC.
                                   (Registrant)



Date:  January__, 1997             By: /s/ Richard J. Armitage
                                       ------------------------
                                        Richard J. Armitage
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Principal Accounting Officer)

                        INDEX TO EXHIBITS


EXHIBIT                                                                   PAGE

11.1      Statement Regarding Computation of Net Income Per Share          16
27.1      Financial Data Schedule                                          --