Form 10-Q
period 1997-02-28
UNISON SOFTWARE INC
filed 1997-04-15
CIK 945837

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 28, 1997

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the Transition period from ________ to ________


                           Commission File Number:  0-26198

                                UNISON SOFTWARE, INC.
         -----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)




                    Delaware                      94-2696878
           -------------------------       -----------------------
        (State or other jurisdiction of        (I.R.S. employer
         incorporation or organization)       identification No.)


                               5101 PATRICK HENRY DRIVE
                              SANTA CLARA, CALIFORNIA  95054
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

                                   Yes [X]  No [  ]

The number of shares of Common Stock outstanding as of March 31, 1997 was 11,923,933.

                                UNISON SOFTWARE, INC.

                                  TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                            Page


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of May 31, 1996 and                 3
          February 28, 1997

          Consolidated Statements of Operations for the three months         4
          and nine months ended February 29, 1996 and February 28, 1997

          Consolidated Statements of Cash Flows for the nine months          5
          ended February 29, 1996 and February 28, 1997

          Notes to the Consolidated Financial Statements                     6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        7
          AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        13


SIGNATURE                                                                   14

INDEX TO EXHIBITS                                                           15

ITEM 1

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (unaudited)






                         ASSETS                                     MAY 31, 1996       FEB. 28, 1997
                                                                    ------------       -------------

Current Assets:
    Cash and cash equivalents                                         $  4,558           $  5,210
    Marketable securities                                               15,890             20,200
    Accounts receivable, net of allowance for doubtful accounts         11,214              9,738
      of $176 and $187 at May 31, 1996 and Feb. 28, 1997,
      respectively
    Prepaid expenses and other current assets                              116                710
    Deferred income taxes                                                  214                214
                                                                   -------------       ------------
                   Total Current Assets                                 31,992             36,072

Property and equipment, net                                              1,715              2,313
Deferred income taxes                                                      237                227
Other assets, net                                                          277                194
                                                                   -------------       ------------
                         Total Assets                                  $34,221            $38,806
                                                                   -------------       ------------
                                                                   -------------       ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current portion of long-term debt                                  $   308            $    81
    Accounts payable                                                       454                349
    Current and deferred income taxes payable                              403              1,081
    Accrued expenses                                                     3,154              2,453
    Deferred revenue                                                     6,003              7,451
                                                                   -------------       ------------
                    Total Current Liabilities                           10,322             11,415

Long-term debt, net of current portion                                     688                 64
Other long-term liabilities                                                184                  4
                                                                   -------------       ------------
                         Total Liabilities                              11,194             11,483


Preferred stock, $0.001 par value;                                          --                 --
    Authorized:  5,000 shares;
    Issued and outstanding:  -0-

Common stock, $0.001 par value;                                             12                 12
    Authorized:  40,000 shares;
    Issued and outstanding: 11,525 and
    12,123 shares at May 31, 1996
    and Feb. 28, 1997, respectively.

Additional paid-in capital                                              16,087             16,951
Unrealized holding losses on marketable securities, net                    (19)               (24)
Retained earnings Notes receivable for common stock                      7,002             10,520
Retained Earnings                                                                            (135)
Cumulative foreign currency translation adjustments                        (55)                (1)
                                                                   -------------       ------------
                         Total Stockholders' Equity                     23,027             27,323
                                                                   -------------       ------------
                             Total Liabilities and
                             Stockholders' Equity                      $34,221            $38,806
                                                                   -------------       ------------
                                                                   -------------       ------------


                                    See accompanying notes.




                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (unaudited)

                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                   ---------------------------------      -------------------------------
                                   FEB. 29, 1996       FEB. 28, 1997      FEB. 29, 1996      FEB. 28 1997
                                   -------------       -------------      -------------      ------------
 Net revenues:

   License fees                     $5,801             $6,507              $13,656           $18,549
   Services                          2,387              3,127                6,458             9,026
                                   -------------       -------------      -------------      ------------
       Total net revenues            8,188              9,634               20,114            27,575
                                   -------------       -------------      -------------      ------------

 Costs and expenses:
   Cost of license fees                159                265                  467               789
   Cost of services                    600                843                1,301             2,399
   Sales and marketing               3,465              4,287                9,442            12,549
   Research and development          1,065              1,358                2,824             3,689
   General and administrative          636              1,118                1,909             3,118
                                   -------------       -------------      -------------      ------------
       Total costs and expenses      5,925              7,871               15,943            22,544
                                   -------------       -------------      -------------      ------------
 Income from operations              2,263              1,763                4,171             5,031
 Interest and other income             196                253                  524               688
  (expense), net
                                   -------------       -------------      -------------      ------------
 Income before income taxes          2,459              2,016                4,695             5,719
 Provision for income taxes            934                776                1,783             2,202
                                   -------------       -------------      -------------      ------------
 Net income                       $  1,525           $  1,240             $  2,912          $  3,517
                                   -------------       -------------      -------------      ------------
                                   -------------       -------------      -------------      ------------
 Net income per share             $   0.13           $   0.10             $   0.25          $   0.29
                                   -------------       -------------      -------------      ------------
                                   -------------       -------------      -------------      ------------
 Shares used in per share           12,068             12,218               11,664            12,123
 calculation
                                   -------------       -------------      -------------      ------------
                                   -------------       -------------      -------------      ------------



                                See accompanying notes

                        UNISON SOFTWARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (unaudited)


                                                           NINE MONTHS ENDED
                                                    ----------------------------------
                                                     FEB. 29, 1996     FEB. 28, 1997
                                                    ---------------   ----------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .  $2,912          $3,517
  Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization. . . . . . . . .     318             447
          Other. . . . . . . . . . . . . . . . . . . . .      (4)             50
          Changes in assets and liabilities:
              Accounts receivable. . . . . . . . . . . .  (2,830)          1,476
              Prepaid expenses and other current
                as sets. . . . . . . . . . . . . . . . .     (87)           (594)
              Accounts payable and other
                accrued expenses . . . . . . . . . . . .     404            (127)
              Deferred revenue . . . . . . . . . . . . .   1,206           1,448
                                                         ----------      ---------
Net cash provided by operating activities. . . . . . . .   1,919           6,217
                                                         ----------      ---------
Cash flows from investing activities:
     Purchase of property and equipment. . . . . . . . .    (808)         (1,045)
     Decrease/(increase) in other long-term assets . . .    (186)             93
     Change in other long-term liabilities . . . . . . .    (181)
     Purchases of marketable securities. . . . . . . . . (12,411)         (7,177)
     Sales of marketable securities. . . . . . . . . . .     204           2,867
                                                         ----------      ---------
Net cash used in investing activities. . . . . . . . . . (13,201)         (5,443)
                                                         ----------      ---------
Cash flows from financing activities:
    Issuance of common stock and warrants. . . . . . . .  13,873             729
    Payments on capital lease obligations
       and notes payable . . . . . . . . . . . . . . . .    (925)           (851)
                                                         ----------      ---------
Net cash provided by financing activities. . . . . . . .  12,948            (122)
                                                         ----------      ---------
Net increase in cash and cash equivalents. . . . . . . .   1,666             652
Cash and cash equivalents at beginning of period . . . .   3,955           4,558
                                                         ----------      ---------
Cash and cash equivalents at end of period . . . . . . .  $5,621          $5,210
                                                         ----------      ---------
                                                         ----------      ---------

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

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

     Net income per share is computed using the weighted average number of shares of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants (using the treasury stock method for all periods presented). The number of shares used in the per share calculation have been adjusted retroactively to give effect to a three-for-two stock split which was effective on January 31, 1997.

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

     The Company's operating results have fluctuated, and may continue to fluctuate, on an annual and quarterly basis as a result of a number of factors, many of which are outside of the Company's control. These factors include the timing of significant orders, the length of sales cycles, the ability of the Company to recruit and deploy effective field sales personnel, customer budget changes, the timing of new product introductions, changes in pricing policies by the Company or its competitors, product mix, the market acceptance of new and enhanced versions of the Company's products, and conditions and events in the computer industry and the general economy. The Company does not maintain a significant backlog, and therefore revenues for each quarter depend to a large extent on orders booked and shipped in that quarter. Additionally, the Company typically realizes a significant portion of license fee revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license fee revenues for any quarter can be subject to significant variation. The Company establishes its expenditure levels for sales, marketing, product development and other operating expenses based, in large part, on its expected future revenues. If revenues fall below expectations in a particular quarter, operating results and net income are likely to be materially adversely affected. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated revenues, or any unexpected increase in product returns or other costs, could magnify the adverse impact of such events on the Company's operating results. Further, the purchase of the Company's products may involve a significant commitment of capital by the customer, with the attendant delays frequently associated with large capital expenditures and acceptance procedures within an organization. For these and other reasons, the sales cycle associated with the purchase of client/server networked systems management software is typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal acceptance reviews. Furthermore, the Company's business has experienced and is expected to continue to experience significant seasonality, due, among other things, to customer capital spending patterns, the general summer slowdown in the computer industry and the fact that the Company's first fiscal quarter coincides with such summer slowdown. Based upon the foregoing and other factors, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful, and that, in any event, such comparisons should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of total net revenues:

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         ----------------------------------  ---------------------------------
                                          FEB. 29, 1996     FEB. 28, 1997     FEB. 29, 1996     FEB. 28 1997
                                         ---------------  -----------------  ----------------  ---------------
 Net revenues:
   License fees                                 70.8%           67.5%              67.9%           67.3%
   Services                                     29.2%           32.5%              32.1%           32.7%
                                             -----------     -----------       ------------    -----------
       Total net revenues                      100.0%          100.0%             100.0%          100.0%
                                             -----------     -----------       ------------    -----------
 Costs and expenses:
   Cost of license fees                          1.9%            2.8%               2.3%            2.9%
   Cost of services                              7.3%            8.8%               6.5%            8.7%
   Sales and marketing                          42.3%           44.5%              46.9%           45.5%
   Research and development                     13.0%           14.1%              14.0%           13.4%
   General and administrative                    7.8%           11.6%               9.5%           11.3%
                                             -----------     -----------       ------------    -----------
       Total costs and expenses                 72.3%           81.8%              79.2%           81.8%
                                             -----------     -----------       ------------    -----------
 Income from operations                         27.7%           18.2%              20.8%           18.2%
 Interest and other income (expense), net        2.4%            2.6%               2.6%            2.5%
                                             -----------     -----------       ------------    -----------
 Income before income taxes                     30.1%           20.8%              23.4%           20.7%
 Provision for income taxes                     11.4%            8.1%               8.9%            8.0%
                                             -----------     -----------       ------------    -----------
 Net income                                     18.7%           12.7%              14.5%           12.7%
                                             -----------     -----------       ------------    -----------
                                             -----------     -----------       ------------    -----------




     NET REVENUES

     Net revenues increased 17.7% from $8.2 million for the three months ended February 29, 1996 to $9.6 million for the three months ended February 28, 1997. Net revenues increased 37.1% from $20.1 million for the nine months ended February 29, 1996 to $27.6 million for the nine months ended February 28, 1997. The increase was primarily the result of growth in open systems license fees attributable to increased market acceptance of the Company's UNIX and Microsoft Windows NT products, and increased revenues from indirect channels, offset by a decline in revenues from HP3000 products. License fee revenue for the quarter increased 12.2% for the quarter compared to the same quarter last year and 35.8% for the nine month period. The rate of expected increase in license fee revenue for the quarter ended February 28, 1997 resulted from lower than expected international revenues, delays in concluding several large domestic transactions, and difficulties in recruiting adequate numbers of qualified sales personnel. Service revenues increased 31.0% for the quarter and 39.8% for the nine month period, reflecting the increase in the installed base of the Company's products and additional revenue generated as a result of the expansion of the Company's consulting services group.

     License fees accounted for 70.8% and 67.9% of net revenues for the three and nine months ended February 29, 1996, respectively, compared to 67.5% and 67.3% of net revenues for the three and nine months ended February 28, 1997, respectively. Conversely, service revenues accounted for 29.2% and 32.1% of net revenues for the three and nine months ended February 29, 1996, respectively, compared to 32.5% and 32.7% of net revenues for the three and nine months ended February 28, 1997, respectively.

     UNIX and Windows NT license fees accounted for 65.9% and 60.7% of total license fees for the three and nine months ended February 29, 1996, respectively, compared to 77.8% and 72.9% of total license fees for the three and nine months ended February 28, 1997, respectively. The increases in UNIX and Windows NT license fee revenues both in absolute dollars and as a percentage of total license fees resulted from the expansion of the Company's product offerings and its increased efforts to address the open distributed systems market. The Company's future growth, if any, will depend on continued growth in UNIX and Windows NT license fees. License fees from HP3000 products have been, and are expected to continue to be, a significant though declining portion of the Company's net revenues. However, there can be no assurance as to how long the HP3000 will continue to be a viable product or be used in ways which benefit from use of the Company's networked systems management tools. The Company anticipates that HP3000 license fees may decline in the future, as the Company continues to focus on the open distributed systems market.

     Sales to customers outside of the United States, including sales generated by the Company's United Kingdom subsidiary, represented 27.1% and 25.2% of net revenues for the three and nine months ended February 29, 1996, respectively, as compared to 19.6% and 21.5% of net revenues for the three and nine months ended February 28, 1997, respectively. For the quarter ended February 28, 1997, sales to customers outside the United States declined in absolute dollars due to a general weakness in the European market, and turnover in the Company's international sales management. Such factors may continue to affect the Company's operating results through the remainder of fiscal 1997 and into fiscal 1998.

     COST OF LICENSE FEES

     Cost of license fees consists primarily of product packaging, shipping, delivery media, documentation and third-party royalties payable in connection with sales of certain of the Company's products. Cost of license fees increased from $159,000, or 2.7% of license fees, in the three months ended February 29, 1996 to $265,000, or 4.1% of license fees, in the three months ended February 28, 1997. Cost of license fees increased from $467,000, or 3.4% of license fees, in the nine months ended February 29, 1996 to $789,000, or 4.3% of license fees, in the nine months ended February 28, 1997. The increase in cost of license fees in both absolute dollars and as a percentage of license fees was primarily a result of increased revenues from the Company's products that are subject to royalty obligations.

     COST OF SERVICES

     Cost of services consists primarily of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's customers. Cost of services increased from $600,000, or 25.1% of service revenues, in the three months ended February 29, 1996 to $843,000, or 27.0% of service revenues, in the three months ended February 28, 1997. Cost of services increased from $1.3 million, or 20.2% of service revenues, in the nine months ended February 29, 1996 to $2.4 million, or 26.6% of service revenues, in the nine months ended February 28, 1997. The increases were due to increases in support personnel in anticipation of increased demand for customer support services relating to the Company's UNIX and Windows NT products and additional training and consulting personnel to assist customers in deploying these products.

     SALES AND MARKETING

     Sales and marketing expenses consist principally of salaries, commissions, travel and advertising and promotion costs. Sales and marketing expenses increased from $3.5 million, or 42.3% of net revenues, in the three months ended February 29, 1996 to $4.3 million, or 44.5% of net revenues, in the three months ended February 28, 1997. Sales and marketing expenses increased from $9.4 million, or 46.9% of net revenues, in the nine months ended February 29, 1996 to $12.5 million, or 45.5% of net revenues, in the nine months ended February 28, 1997. The increase in absolute dollars was primarily the result of the expansion of the Company's field sales organization and increased sales compensation resulting from increased revenues. Such expenses increased as a percentage of net revenues for the quarter in part as a result of lower than expected license fee revenue for the quarter. The Company anticipates that as it continues to expand its sales and marketing efforts in the open systems market, such expenses will continue to increase in absolute dollars during fiscal 1997.

     RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of personnel related costs. Research and development expenses increased from $1.1 million, or 13.0% of net revenues, in the three months ended February 29, 1996 to $1.4 million, or 14.1% of net revenues, in the three months ended February 28, 1997. Research and development expenses increased from $2.8 million, or 14.0% of net revenues, in the nine months ended February 29, 1996 to $3.7 million, or 13.4% of net revenues, in the nine months ended February 28, 1997. Research and development expenses increased in absolute dollars over these periods, and are expected to continue to increase, as a result of the Company's efforts to enhance and expand its product offerings.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased from $636,000, or 7.8% of net revenues, in the three months ended February 29, 1996 to $1.1 million, or 11.6% of net revenues, in the three months ended February 28, 1997. General and administrative expenses increased from $1.9 million, or 9.5% of net revenues, in the nine months ended February 29, 1996 to $3.1 million, or 11.3% of net revenues, in the nine months ended February 28, 1997. Such expenses increased as a percentage of net revenues for the quarter in part as a result of lower than expected license fee revenue for the quarter. The Company expects that its general and administrative expenses will continue to increase in absolute dollars in the future as the Company expands its staffing to support expanded operations.

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

     PROVISIONS FOR INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company's effective tax rates were 38.0% and 38.5% for the nine months ended February 29, 1996 and February 28, 1997, respectively. Such rates approximately represented the combined federal and state statutory rate and certain taxes due in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations and capital expenditures primarily with cash flow from operations. Net cash provided by operating activities in the nine months ended February 28, 1997 was $6.2 million, resulting primarily from net income, decreases in accounts receivable, increases in deferred revenue and slightly offset by a decrease
in prepaid expenses and a decrease in accounts payable.   This compares to
net cash provided by operating activities of $1.9 million for the same period of fiscal 1996.

     Net cash used in investing activities was $13.2 million and $5.4 million in the nine months ended February 29, 1996 and February 28, 1997, respectively. The latter amount consisted primarily of purchases of marketable securities and equipment, offset in part by sales of marketable securities.

     Financing activities provided net cash of $12.9 million in the nine months ended February 29, 1996, principally as a result of the Company's initial public offering completed in July 1995. The Company sold 1.7 million shares of Common Stock at a price to the public of $9.00 per share, resulting in net proceeds to the Company (after deducting underwriting discounts and commissions and offering expenses) of approximately $13.4 million. Cash used in financing activities was $122,000 in the nine months ended February 28, 1997, primarily as a result of repayment of capital lease obligations and notes payable, offset in part by issuance of common stock.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 Promissory note of Dominic Gattuso Jr. dated February 7, 1997
         11.1 Statement Regarding Computation of Net Income Per Share
         27.1 Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the period for which this report is filed.

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNISON SOFTWARE, INC.
                                           (Registrant)



Date:  April __, 1997                      By: /s/ Richard J. Armitage
                                              ------------------------------
                                               Richard J. Armitage
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Principal Accounting Officer)

                                  INDEX TO EXHIBITS


EXHIBIT                                                                   PAGE

10.1     Promissory note of Dominic Gattuso Jr. dated February 7, 1997
11.1     Statement Regarding Computation of Net Income Per Share           16
27.1     Financial Data Schedule                                           --