Form 10-K
period 1997-05-31
UNISON SOFTWARE INC
filed 1997-08-29
CIK 945837

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

/X/        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]
           For the fiscal year ended MAY 31, 1997

                                                              OR

/ /        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee
           required]
           For the transition period from           to
           Commission File Number: 0-26198

                            ------------------------

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

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of July 31, 1997, there were 11,966,680 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on July 31, 1997) was $77,270,546. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on October 21, 1997 are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

    THE DISCUSSION BELOW CONTAINS STATEMENTS THAT INCLUDE FORWARD-LOOKING INFORMATION, INCLUDING STATEMENTS REGARDING THE DEVELOPMENT OF THE MARKETS FOR THE COMPANY'S PRODUCTS; THE COMPANY'S FUTURE ACTIVITIES TO ADDRESS THIS MARKET AND THEIR EFFECTIVENESS; THE ACCEPTANCE OF THE COMPANY'S PRODUCTS BY CUSTOMERS; THE COMPANY'S FUTURE PRODUCT DEVELOPMENT ACTIVITIES; THE EFFORTS OF THE COMPANY TO EXPAND ITS PRODUCT LINE TO OPERATE OVER MORE DIVERSE NETWORKS, THE EXPANSION OF THE COMPANY'S SALES AND MARKETING ACTIVITIES; AND THE COMPANY'S RELATIONSHIP WITH HEWLETT-PACKARD AND OTHER INDIRECT SALES CHANNEL PARTICIPANTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DESCRIBED IN "FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" OR ELSEWHERE IN THIS REPORT.

OVERVIEW

    Unison Software, Inc. develops, markets and supports networked systems management software for distributed, heterogeneous computing environments. The Company's workload management, storage management and output management tools support the deployment of business critical applications in client/server environments. Unison focuses principally on the UNIX and the Windows NT markets, where it is leveraging its large customer base and its experience as a leading supplier of networked systems management tools. Unison was incorporated in California in 1980 and reincorporated in Delaware in July 1995. The Company's principal executive office is located at 5101 Patrick Henry Drive, Santa Clara, California 95054, and its telephone number is (408) 988-2800. Unison's home page can be located on the World Wide Web at http://www.unison.com. Unison's common stock is traded on the Nasdaq National Market under the symbol "UNSN." Except as otherwise noted herein, all references to "Unison" or the "Company" shall mean Unison Software, Inc. and its subsidiaries.

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

    The flexibility and effectiveness of distributed processing in an open systems environment have encouraged numerous large organizations to move their computer applications to these systems. This transition has been accelerated by adoption of Intranet technologies that utilize open distributed systems. Although companies have historically deployed such systems for technical and departmental applications, many companies are increasingly using them for applications that are critical to the organization's day-to-day operations. Strategic software applications such as payroll, human resources, financial reporting, sales order processing, inventory control and other business functions from vendors such as SAP and Oracle are increasingly run on client/server systems rather than on central mainframes. Managing the operations of a large-scale, client/server system, however, can be difficult and labor-intensive. While client/server environments have many of the same systems management needs as host-based environments, the highly networked nature of modern distributed systems introduces a number of challenges that are not present for traditional mainframe systems and requires networked systems management tools designed specifically for distributed environments.

    Enterprise-wide networks are frequently complex, geographically dispersed assemblages of computers, operating systems, peripherals and applications, each of which may be supplied by multiple vendors. These networks are dynamic, in that hardware and software resources are frequently added, deleted or modified, and new applications are continually being deployed. Such networks can be fragile, with many possible points of failure, and as a result one or more network components may not be operational at any given time. Systems management tools must be able to interoperate in a heterogeneous environment and be fault tolerant so that users can rely on these systems for business critical applications. Moreover, as such applications are distributed throughout the network, systems management functions must operate in a distributed manner, frequently under the control of non-experts. In a large, geographically-dispersed network, it may be prohibitively expensive, if not technically impossible, to have staff perform management tasks at each location. In addition, the sheer size of many enterprise-wide networks and the volume of data they use and produce require the use of automated tools.

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

THE UNISON SOLUTION

    Unison provides a suite of workload management, storage management and output management tools with features and functionality designed to support business critical software applications on distributed systems. These products are based on the Company's twelve years of experience in developing effective networked systems management tools. Unison supports a range of operating systems and hardware platforms and enables the integrated management of new and legacy applications in heterogeneous environments.

    The Company's products have the following important attributes:

    - SCALABILITY. The Company's products provide the same functionality across a broad range of network sizes.

    - FAULT-TOLERANCE. Unison's tools continue to operate despite the unavailability of particular network resources and enable graceful recovery following network or node failures.

    - INTEGRATION. The Company's tools operate with IBM's NetView for AIX and HP's OpenView network management platforms and HP's OpenView IT/Operations and IBM/Tivoli's TME 10 systems management frameworks. In addition, the Company's products integrate and operate directly with business applications such as SAP R/3 and Oracle Applications and with legacy systems such as IBM MVS.

    - INTEROPERABILITY. Unison's products are able to manage UNIX-based systems from HP, Sun, IBM, Silicon Graphics, Sequent, Siemens-Nixdorf, Data General, Digital Equipment Corporation and NCR; Intel-based systems running Windows NT and Santa Cruz Operation's UNIXWARE; and HP3000 system, all in the same network.

    - ADHERENCE TO STANDARDS. The Company's products support POSIX, SNMP and other standards that enable distributed, open environments.

    - SECURITY. The Company's tools provide controlled access to important systems management functions.

PRODUCTS

    The Company provides a suite of networked systems management tools for UNIX, Windows NT and HP3000 computing environments. The Company's workload, storage and output management products are designed to optimize throughput and efficiency in distributed computer systems and to reduce demands for computer personnel and resources.

WORKLOAD MANAGEMENT

    UNISON MAESTRO. Maestro is a full-featured tool for managing background batch processing in a distributed computing environment. Maestro's architecture allows for central administration, monitoring and control of planned and ad hoc batch processing throughout a network. The administrator identifies planned and ad hoc jobs, and specifies rules by which jobs are scheduled (E.G., every payday), sequenced (I.E., some jobs may have to follow certain other jobs) or otherwise constrained (E.G., certain jobs cannot run at the same time or only so many jobs can run at one time). Maestro then selects planned jobs that need to be run for all devices in the network, and manages their execution to maximize the number of jobs processed without violating the specified constraints. As additional ad hoc jobs are submitted by users, Maestro manages them together with the planned jobs. Maestro provides a high degree of fault tolerance by supporting peer-to-peer operation, such that each system is capable of continuing full operations regardless of the availability of other resources. Unison Maestro is available for UNIX, Windows NT and HP3000 computing environments.

    LOAD BALANCER. Load Balancer automatically distributes the processing load across an entire network to make optimum use of the available computing resources and avoid overloading any particular system. After a central administrator specifies the characteristics of the various systems available in the network and any unusual resource requirements of certain jobs or processes, interactive users, as well as job schedulers such as Unison Maestro, can submit processing requests for balanced execution. Load Balancer continuously maintains a profile of resource availability across the entire network and can dispatch both batch and interactive jobs to the best machine available. Load Balancer is available for UNIX only.

STORAGE MANAGEMENT

    UNISON ROADRUNNER. RoadRunner provides reliable, high-speed backup and recovery of the increasingly large amounts of data being stored on network servers and workstations. Utilizing sophisticated techniques such as file interleaving, variable software compression and parallel data streams, RoadRunner takes advantage of modern, multiprocessor architectures and multiple archive devices located anywhere on the UNIX network. Unison RoadRunner currently supports UNIX and HP3000 systems.

    TAPES PLUS. Tapes Plus is a media management product that automatically manages tape libraries, assigns tape labels, provides change control and helps prevent accidental data loss. Tapes Plus is available for the HP3000 environment only. The Company is currently developing a media management product for UNIX.

OUTPUT MANAGEMENT

    SPOOLMATE. SpoolMate manages and distributes report output from production processing on mixed UNIX and HP3000 networks. It supports UNIX and NetWare printers and clients, as well as printers connected directly to the network. Once reports, printers, recipients and distribution lists have been specified, SpoolMate automatically delivers reports to the printers most convenient to each recipient, identifies the intended recipient for each copy, and maintains an audit trail of all copies printed. By performing these and other functions, SpoolMate reduces the labor required to distribute report output and the incidence of lost reports and costly job reruns. SpoolMate is available for the HP3000 environment and a mixed environment consisting of HP3000 and the HP version of UNIX. The Company is currently developing an output management product for Windows NT.

    FORMATION. Formation is an output management product that allows users to design forms for laser printers electronically and to integrate such forms into applications, thereby eliminating the need for impact printers and preprinted forms. Formation is available for the HP3000 environment only.

    The Company's products are sold under perpetual, fully paid-up licenses. Prices are based upon the number, and in some cases the capacity, of the computers on which the software will operate. In certain cases, the Company grants site or enterprise-wide licenses. The Company also offers product suites which combine two or more of the Company's products. Domestic end-user list prices for the Company's UNIX products typically range from $500 for certain versions of Load Balancer to $240,000 for certain product suites, although prices may vary with product options and customer volume. Prices for the Company's HP3000 software range from $1,600 for Unison RoadRunner deployed in small systems to $83,000 for certain product suites. Prices for the Windows NT version of Unison Maestro ranges from $1,000 to $8,000.

SALES AND MARKETING

    The Company markets and sells its software and services primarily through its direct field sales and telesales organizations and, to a lesser extent, through third-party distributors and other indirect sales channels. The Company believes that the open systems market is significantly larger and more diverse than the HP3000 market, and that systems management decisions for enterprise-wide systems are frequently made at the corporate level. The Company also believes that multiple distribution channels for the Company's products help to improve market coverage and penetration. Consequently, the Company has established a direct field sales force for its open systems products, in addition to its telesales force for its HP3000. The Company is also focusing on developing additional indirect distribution channels through ISV, VAR and OEM relationships with major computer hardware and software companies, as well as vendors of integrated application solutions for particular vertical markets. The Company believes that it must continue to expand its direct field sales force and indirect distribution channels to address the open systems environment effectively. Expansion of the Company's field sales force has required and will continue to require significant financial and managerial commitments by the Company. Experienced field sales personnel in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company. Further, there can be no assurance that the Company's efforts to expand its field sales force will be successful, and there can also be no assurance that the Company's efforts to develop indirect sales channels will be successful. The Company has had only limited experience with such channels. The failure of such efforts would impair the Company's future growth, if any, and business and operating results. See "Factors Affecting Business, Operating Results and Financial Condition-- Indirect Distribution Channels" and "--Management of Expanding Operations; New Management Team."

    The Company's field sales organization consists of a staff of field-office-based software sales professionals. Field offices are staffed by both sales and technical pre-sales representatives and are located in Santa Clara, Irvine and Los Angeles, California; Austin and Dallas, Texas; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Parsippany, New Jersey; Blue Bell, Pennsylvania; the Washington, D.C. area; Seattle, Washington; Denver, Colorado; Harpenden, England; and Paris, France. The Company believes that its major customers require on-site sales and service activities as they evaluate and select their enterprise-wide systems management software.

    An important facet of the Company's sales and marketing strategy is the development of indirect distribution channels, such as ISVs, VARs and OEMs hardware vendors, systems integrators for particular vertical markets, application software vendors and other systems management software vendors whose products fit well strategically with those of the Company. The Company currently has several indirect distribution relationships, including a distribution relationship with HP, which markets the Company's Maestro product along with HP's OpenView and OpenView IT/Operations Center product lines; IBM/ Tivoli, which markets Maestro with its TME 10 product; Andersen Consulting, which markets the Company's products with its system integration services; Sequent, which sells Maestro as an endorsed workload management solution; and Summit Information Systems, an application vendor to the credit union industry, that includes Maestro along with each of its systems. The Company's efforts to expand these channels are intended to increase market coverage and achieve broader acceptance of the Company's products as networked systems management standards.

    The Company has established and is expanding its direct sales force in Europe and has distributor relationships in certain areas of Europe, the Pacific Rim and Latin America. Distributors license the Company's products at a discount for relicensing, and may provide training, support and consulting services to end users. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and exchange rates, difficulties in staffing, coordinating communications and managing international operations and other factors. See "Factors Affecting Business, Operating Results and Financial Condition--International Operations and Sales."

    In support of these sales and distribution efforts, the Company conducts marketing programs intended to position and promote its products and services. Marketing personnel engage in a wide variety of activities in support of the distribution channels, including direct mail, advertising, seminars, public relations and trade shows, as well as overseeing the Company's participation in industry programs and forums. Strategic marketing is conducted through market analysis and interpretation, customer advisory board meetings for the purpose of validating Company product development plans, senior management strategic planning sessions, and the establishment of long- and short-term strategic product goals. In addition, the marketing department also participates and assists in preparing and giving sales and product training seminars for both the Company's internal sales force and those of its channel partners. The marketing organization also has a leading role in product marketing activities, including product management, cooperative positioning and long-term product direction. The Company spends considerable resources on Company and product positioning to establish market segment leadership.

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

    The Company's principal development efforts include adding new features and functions to the Company's products and adapting them to new environments. Recognizing that current open distributed environments and related systems are heterogeneous and constantly evolving, the Company designs its products to be portable and adaptable to new and related client/server hardware and software. The Company is adapting its products to operate with additional versions of UNIX which offer attractive market opportunities. The Company also intends to expand its products to operate across more diverse open networks, which may encompass an increasing variety of processor server and workstation types and multiple operating systems including mainframe-based legacy systems, PC network servers and new operating environments. In particular, the Company has developed a version of its Maestro product for the Windows NT environment and is continuing development of other products for that environment. The Company intends to continue to respond to this continuing evolution by offering products which take advantage of additional emerging standards, protocols and interfaces. Such efforts will require significant commitments of financial and product development resources, and there can be no assurance that such efforts will be successful, especially given that the Company has had limited experience with some of the components of these more diverse environments. The failure of such efforts or the failure of any resulting products to achieve market acceptance could have a material adverse effect on the Company's business and operating results. See "Factors Affecting Business, Operating Results and Financial Condition-- Support of Multiple Environments; Product Development."

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

    The Company's total expenditures for research and development for the fiscal years ended May 31, 1995, 1996 and 1997 were $3.0 million, $4.0 million and $5.5 million, respectively. To date, the Company has not capitalized any software development costs.

COMPETITION

    The markets for networked systems management products for both the open systems and HP3000 environments are intensely competitive and rapidly changing. Principal competitive factors in these markets include product features and functionality, product quality, reliability, ease-of-use, price, company reputation and experience, breadth of product line, marketing efforts, distribution methods and channels, and availability and quality of installation, training and support services. The Company believes it generally competes favorably on most of these factors, although certain competitive products integrate with networked systems management products and interoperate with operating systems and hardware platforms with which the Company's products do not.

    Many of the Company's competitors have longer operating histories, greater name recognition, greater market acceptance of their products and technologies, broader product offerings and significantly greater financial, technical, sales, marketing and other resources to devote to the development, promotion and sale of their products. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technology, which developments could have a material adverse effect on the Company's business and operating results. Moreover, increased competition could result in significant price reductions with attendant negative effects upon the Company's margins.

    The Company's competitors offer a variety of solutions to address the networked systems management market. In the open systems environment, the Company faces competition from companies that offer directly competitive products, including PLATINUM Technology, Inc. for workload management tools and Legato Systems, Inc. and VERITAS Software Corporation for backup tools, as well as from standard software utilities which are commonly bundled with UNIX. Moreover, Computer Associates International, Inc. ("CA") and a number of other vendors market suites of systems management tools that compete with the Company's UNIX products. In the HP3000 environment, the Company faces competition from backup products offered by HP and others, in addition to competition across the HP3000 product line from smaller companies. The Company could also face competition for its Windows NT products from Microsoft in the event Microsoft provides systems management functionality, either in the operating system itself or separately.

    The Company also faces competition for its UNIX products from manufacturers of certain UNIX-based system hardware, including HP, Sun and IBM, which currently offer products directly competitive with those of the Company. For example, both HP and IBM offer load balancing software, and most manufacturers offer backup software for use on their own hardware. Additional hardware manufacturers may elect to offer similar competitive products in the future. In addition, various vendors of client/server hardware and software may seek to increase their presence in the networked systems management market by acquiring or forming strategic alliances with competitors of the Company. There can be no assurance that any such acquisition, development, marketing and other cooperative arrangements will not adversely affect the Company's business and operating results. Finally, the Company faces competition from companies that have historically offered systems management products for the mainframe environment, particularly CA. The Company anticipates that it may face additional competition in the future from other mainframe environment companies as they attempt to migrate their products to client/server environments. See "Factors Affecting Business, Operating Results and Financial Condition--Competition."

    Additionally, although the Company considers its marketing, sales and software development relationships with HP to be important to the Company's business, and while HP is a reseller of Unison Maestro and participates with the Company in cooperative marketing and product integration activities, certain of HP's products compete with Load Balancer and Unison RoadRunner. In addition, HP has reseller agreements with certain of the Company's competitors. The Company would be materially adversely affected if HP decided to significantly reduce the level of its reselling and integration activities with the Company or otherwise reduce or terminate its relationship with the Company and its products. See "Factors Affecting Business, Operating Results and Financial Condition--Indirect Distribution Channels."

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

    From time to time the Company receives notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business and operating results. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. See "Factors Affecting Business, Operating Results and Financial Condition-- Limited Intellectual Property Protection."

EMPLOYEES

    As of May 31, 1997, the Company had 225 full-time employees, consisting of 51 in product development, 104 in sales and marketing, 38 in support and professional services, and 32 in finance and corporate administration. The Company's success depends to a significant extent upon the contributions of its executive officers and its other key sales, marketing, technical service and engineering personnel and on its ability to continue to attract and retain highly talented personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. There can be no assurance that the Company will be able to attract and retain such additional qualified personnel. See "Factors Affecting Business, Opeating Results and Financial Condition--Management of Expanding Operations; New Management Team" and "Dependence on Key Personnel." No employees are covered by collective bargaining agreements, and the Company has not experienced any work stoppages. The Company believes that its relationship with its employees is good.

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    CERTAIN RISK FACTORS IN THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION INCLUDING STATEMENTS REGARDING THE MARKETS FOR THE COMPANY'S PRODUCTS; THE COMPANY'S FUTURE ACTIVITIES TO ADDRESS THIS MARKET AND THEIR EFFECTIVENESS; THE ACCEPTANCE OF THE COMPANY'S PRODUCTS BY CUSTOMERS; THE COMPANY'S FUTURE PRODUCT DEVELOPMENT ACTIVITIES; THE EFFORTS OF THE COMPANY TO EXPAND ITS PRODUCTS TO OPERATE OVER MORE DIVERSE NETWORKS; THE EXPANSION OF THE COMPANY'S SALES AND MARKETING ACTIVITIES; AND THE COMPANY'S RELATIONSHIP WITH HEWLETT-PACKARD AND OTHER INDIRECT SALES CHANNEL PARTICIPANTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DESCRIBED BELOW, IN"ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" OR ELSEWHERE IN THIS REPORT.

    POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS, SEASONALITY. The Company's operating results have fluctuated, and may continue to fluctuate, on an annual and quarterly basis as a result of a number of factors, many of which are outside of the Company's control. These factors include the timing of significant orders, the length of sales cycles, customer budget changes, the timing of new product introductions, changes in pricing policies by the Company or its competitors, product mix, market acceptance of new and enhanced versions of the Company's products, and conditions and events in the computer industry and the general economy. The Company does not maintain a significant backlog, and therefore revenues for each quarter depend to a large extent on orders booked and shipped in that quarter. Additionally, the Company typically realizes a significant portion of license fee revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license fee revenues for any quarter can be subject to significant variation. The Company establishes its expenditure levels for sales, marketing. product development and other operating expenses based, in large part, on its expected future revenues. If revenues fall below expectations in a particular quarter, operating results and net income are likely to be materially adversely affected. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated revenues, or any unexpected increase in product returns or other costs, could magnify the adverse impact of such events on the Company's operating results. Further, the purchase of the Company's products may involve a significant commitment of capital by the customer, with the attendant delays frequently associated with large capital expenditures and acceptance procedures within an organization. For these and other reasons, the sales cycle associated with the purchase of client/server networked systems management software is typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints, internal acceptance reviews and third party financing arrangements. In addition, the Company is increasingly attempting to direct customers to larger, enterprise-wide implementations of the Company's products, which may further increase the complexity and length of the sales cycle. In connection with such larger sales, the Company may choose to grant greater pricing and other concessions than for single department or local network sales. The Company's reliance on such larger sales may also cause the Company's quarterly revenues to fluctuate more widely. Based upon all of the foregoing, the Company believes that its annual and quarterly revenues, expenses and operating results could vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful, and that, in any event, such comparisons should not be relied upon as indicators of future performance. Additionally, due to all of the foregoing factors, it is likely that in some future period the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. The Company experienced such a failure to meet expectations, and a consequential adverse effect on its stock price in the fiscal quarter ended February 28, 1997.

    The Company's business has experienced and is expected to continue to experience significant seasonality, due, among other things, to customer capital spending patterns, the general summer slowdown in the technology industry and the fact that the Company's first fiscal quarter coincides with such summer slowdown. Typically, net revenues are lowest during the first fiscal quarter ending August 31 and highest during the fourth fiscal quarter ending May 31 of a given fiscal year. Net revenues typically decline on a sequential basis from the fourth fiscal quarter ending May 31 of a given fiscal year to the first fiscal quarter ending August 31 of the next fiscal year. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

    COMPETITION. The markets for networked systems management products are intensely competitive and rapidly changing. Many of the Company s competitors have longer operating histories, greater name recognition, greater market acceptance of their products and technologies, broader product offerings and significantly greater financial, technical, sales, marketing and other resources to devote to the development, promotion and sale of their products. There can be no assurance that the Company's current competitors or any new market entrants will not develop networked systems management products or other technologies that offer significant performance, price or other advantages over the Company's technology, which could have a material adverse effect on the Company's business and operating results. Moreover, increased competition could result in significant price reductions with attendant negative effects upon the Company's margins, which would also materially adversely affect the Company's business and operating results.

    The Company's competitors offer a variety of solutions to address the networked systems management market. In the open systems environment, the Company faces competition from companies that offer directly competitive products, including PLATINUM Technology, Inc. for workload management tools and Legato Systems, Inc. and VERITAS Software Corporation for backup tools, as well as from standard software utilities that are commonly bundled with UNIX. Moreover, Computer Associates International, Inc. and a number of other vendors market suites of systems management tools that compete with the Company's UNIX products. In the HP3000 environment, the Company faces competition from backup products offered by HP and others, in addition to competition across the product line from smaller companies. The Company could also face competition from its Windows NT products from Microsoft in the event Microsoft provides systems functionality, either in the operating system itself or separately.

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

    CHANGING TECHNOLOGY AND INDUSTRY STANDARDS. The software industry is characterized by rapid technological change, changes in customer demands, evolving industry standards and frequent introductions of new hardware products, operating systems, peripherals and applications, including emerging networked systems management frameworks and network management platforms. The Company's future success will depend substantially on the ability of the Company to keep pace technologically with innovation in the networked systems management market and to maintain a competitive advantage by developing new products to meet the needs of this market. Market rejection of current industry standards, or the adoption of new standards for distributed and open environments, could require the Company to attempt to port its products quickly to maintain the market position of such products. Additionally, there can be no assurance that other operating systems, such as Windows NT, will not affect deployment of UNIX systems for business critical applications. Any decline in sales of UNIX based systems before the Company can successfully migrate its entire product line to Windows NT or any other competitive operating systems would decrease the demand for the Company's products and would have a material adverse effect on the Company's business and operating results. Finally, there can be no assurance that the Company will be successful in developing and marketing, on a timely basis, product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any such new products or product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

    INDIRECT DISTRIBUTION CHANNELS. The Company has established and intends to expand its indirect sales channels with ISVs, VARs and OEMs. The Company has had only limited experience with such channels, and there can be no assurance that additional relationships will be successfully developed, or that they will result in increased market presence for the Company. Successful indirect sales efforts depend upon the abilities, resources, reputation and motivation of the persons and organizations engaged by the Company, and the Company has little control over such factors. Furthermore, there can be no assurance that additional indirect channels are appropriate or effective for addressing the market for open systems management products. The failure of such efforts would impair the Company's future growth, if any, and materially adversely affect the Company's business and operating results.

    In particular, the Company considers its customer, marketing, sales and software development relationships with HP to be an important element of its success to date. HP has deployed certain of the Company's products to help manage its own internal networked systems. HP also is a reseller of the Company's products and participates with the Company in cooperative marketing and product integration activities. Certain of HP's products, however, compete with the Load Balancer and RoadRunner products. In addition, HP has reseller agreements with certain of the Company's competitors. The Company would be materially adversely affected if HP decided to significantly reduce the level of its reselling and integration activities with the Company or otherwise reduce or terminate its relationships with the Company and its products. Similarly, the Company continues to have a reseller relationship with IBM/ Tivoli and the Company's products are integrated with IBM/Tivoli's TME 10 systems management framework. If the Company's relationship with IBM/Tivoli were lessened or discontinued, the Company would have difficulty in maintaining effective product integration and its business and operating results could be materially adversely affected.

    SUPPORT OF MULTIPLE ENVIRONMENTS; PRODUCT DEVELOPMENT. Given the Company's focus on open distributed environments, especially the highly competitive UNIX and Windows NT environments, the Company's future success will depend on the timely and successful development and introduction of new products. Such activities can involve substantial commitments of financial, product development and other resources. Moreover, even if such efforts are successful, the Company might have focused on particular applications that do not achieve or maintain widespread market acceptance or whose users are predisposed to obtain their management tools from other sources. The result of such occurrence could mean that significant expenditures of time, effort and funds by the Company have little or no value, which could have a material adverse effect on the Company's business and operating results.

    The Company has developed and is continuing to develop various versions of its products for the Windows NT environment. The Company also intends to expand its products to support additional applications and operate across more diverse open networks, which may encompass an increasing variety of processor, server and workstation types and multiple operating systems, including mainframe-based legacy systems, PC network servers and new operating environments. Such efforts will also require significant commitments of financial and product development resources, and there can be no assurance that such efforts will be successful, especially given that the Company has had limited experience with some of the components of these more diverse environments. The failure of such efforts or the failure of any resulting products to achieve market acceptance could have a material adverse effect on the Company's business and operating results.

    DEPENDENCE ON HP3000. A portion of the Company's revenues is currently and is expected to continue to be derived from products and related services for the proprietary mid-range HP3000 market. The HP3000 was originally introduced by HP in 1972, and there can be no assurance as to how long it will continue to be a viable product, especially in view of the trends toward open systems. Similarly, there can be no assurance as to how long existing HP3000 users will continue to use their systems in ways that benefit from use of the Company's management tools. The Company's future business will be materially adversely affected if the HP3000's share of the commercial market declines or if its installed customer base erodes. See "Item 7--Management's Analysis of Financial Condition and Results of Operations."

    INTERNATIONAL OPERATIONS AND SALES. Sales to customers outside of the United States, including sales generated by the Company's United Kingdom subsidiary, represented 25.6%, 24.2% and 22.1% of net revenues for fiscal 1995, 1996 and 1997, respectively. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and exchange rates and other factors. In particular, fluctuations in currency exchange rates could have a material adverse effect on the Company's business and operating results. Additionally, the Company's business and operating results may be materially adversely affected by difficulties in attracting and retaining qualified personnel for international positions, coordinating communications among geographically dispersed facilities and managing international operations.

    MANAGEMENT OF EXPANDING OPERATIONS; NEW MANAGEMENT TEAM. The Company has grown rapidly in recent years, and continued growth, if any, will require increased managerial, engineering, direct sales and other personnel, expanded information systems and additional financial and administrative control procedures. Continued expansion of the Company's direct and indirect sales channels will require significant financial and managerial commitments by the Company. In particular, experienced field sales personnel in the Company's industry are in high demand and may not be attracted and retained on terms advantageous to the Company, if at all. There can be no assurance that the Company's continuing efforts to expand its direct and indirect sales channels will be successful. Additionally, the Company is currently seeking a successor to its founder and current Chief Executive Officer. Further, certain of the Company's key employees, including its Vice Presidents of Marketing, of Development and of European Operations, have only recently assumed their current responsibilities. There can be no assurance that the Company will be able to attract and retain additional qualified personnel, nor that such personnel will be successful in managing the Company's expanding operations, including an increasing number of customer relationships and geographically dispersed locations.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon the contributions of its executive officers and its other key sales, marketing technical service and engineering personnel and upon its ability to continue to attract and retain highly talented personnel. Competition for such personnel is intense, as certain of these personnel have significant prior industry experience and are in great demand. The Company does not have and has no current plans to obtain key-man life insurance for any of its personnel. None of the Company's employees is subject to a noncompetition agreement. The loss of the services of any of its executive officers or other key personnel could have a material adverse effect on the Company's business and operating results, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

    From time to time the Company receives notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business and operating results. To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve.

    PRODUCT ERRORS, PRODUCT LIABILITY. Software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy such products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, any of which could have a material adverse effect upon the Company's business and operating results. Further, the Company's license agreements with its customers contain provisions designed to limit the Company's exposure to potential product liability claims. Although the Company has not experienced any product liability claims, the sale and support of products by the Company entails the risk of such claims. The Company does not currently maintain product liability insurance. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business and operating results.

    CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION AND DELAWARE LAW. The Company's executive officers, directors and their affiliates beneficially own approximately 39% of the outstanding shares of the Company's Common Stock. As a result, these stockholders may be able to exert significant influence over the election of the Company's directors, the approval of all matters requiring stockholder approval, and in general the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of such stock without further stockholder approval. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change in control of the Company. Furthermore, certain provisions of the Company's Certificate of Incorporation and of Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 2. PROPERTIES.

    The Company is headquartered in Santa Clara, California, where it leases approximately 22,870 square feet. The lease runs through March 31, 2000. The Company also leases approximately 28,000 square feet of space for its operations in Austin, Texas. The lease of the Austin facility runs through July 31, 2003. The Company also leases office space in the United Kingdom and in several major metropolitan areas in the United States. The Company believes that its current facilities are adequate to meet its needs for the foreseeable future, or that it can acquire additional space, if needed, on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company who are appointed by and serve at the discretion of the Board of Directors, and their ages, as of August 20, 1997 are as follows:

NAME                                                  AGE                             POSITION(S)
------------------------------------------------      ---      ---------------------------------------------------------
Don H. Lee......................................          58   Chief Executive Officer and President

Michael A. Casteel..............................          51   Executive Vice President, Chief Technology Officer and
                                                               Secretary

Richard J. Armitage.............................          53   Vice President, Finance, Chief Financial Officer,
                                                               Treasurer and Assistant Secretary

    The Company's executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full time employee of the Company. There is no family relationship between any executive officer or director of the Company.

    DON H. LEE was a founder of the Company and has served as its Chief Executive Officer and as a member of the Board of Directors since 1980. In addition, Mr. Lee served as President of the Company from its founding to July 1994, from July 1996 to August 1996 and from May 1997 until the present.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol "UNSN." The Company declared a three-for-two stock split which was effective January 31, 1997. The following table sets forth, for the periods indicated, the range of high and low sale prices, adjusted for the three-for-two stock split, per share of Common Stock of the Company as reported on the Nasdaq Market System:

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL YEAR ENDED MAY 31, 1996
First Quarter (from July 20, 1995).........................................  $   10.00  $    7.42
Second Quarter.............................................................  $   10.00  $    7.68
Third Quarter..............................................................  $   14.67  $    7.83
Fourth Quarter.............................................................  $   14.75  $   13.00

FISCAL YEAR ENDED MAY 31, 1997
First Quarter..............................................................  $   21.50  $   11.33
Second Quarter.............................................................  $   18.50  $   11.83
Third Quarter..............................................................  $   21.00  $   16.17
Fourth Quarter.............................................................  $   16.50  $    4.25

FISCAL YEAR ENDED MAY 31, 1998
First Quarter (through August 18, 1997)....................................  $   12.25  $    6.25

    On July 31, 1997, there were 89 holders of record of the Company's Common Stock. Because many of the shares of the Company's Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

    The Company has never declared or paid any cash dividends on its Common Stock, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                           FISCAL YEAR ENDED MAY 31,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  License fees.............................................  $   9,213  $   8,812  $  12,260  $  20,924  $  27,109
  Services.................................................      5,391      6,271      7,426      9,091     12,727
                                                             ---------  ---------  ---------  ---------  ---------
    Total net revenues.....................................     14,604     15,083     19,686     30,015     39,836
Costs and expenses:
  Cost of license fees.....................................        501        559        562        853      1,185
  Cost of services.........................................        719        969      1,186      2,052      3,254
  Sales and marketing......................................      5,789      7,070      9,998     13,598     17,822
  Research and development.................................      2,559      3,003      2,985      3,969      5,498
  General and administrative...............................      2,357      1,943      2,205      2,741      4,273
  Nonrecurring charges.....................................      4,583        628         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
    Total operating expenses...............................      6,508     14,172     16,936     23,213     32,032
                                                             ---------  ---------  ---------  ---------  ---------
      Income (loss) from operations........................     (1,904)       911      2,750      6,802      7,804
Interest and other income (expense), net...................       (270)       (57)       (68)       720        948
                                                             ---------  ---------  ---------  ---------  ---------
      Income (loss) before provision for income taxes......     (2,174)       854      2,682      7,522      8,752
Provision for (benefit from) income taxes..................       (554)       228        982      2,855      3,370
                                                             ---------  ---------  ---------  ---------  ---------
      Net income (loss)....................................  $  (1,620) $     626  $   1,700  $   4,667  $   5,382
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss) per share................................  $   (0.19) $    0.07  $    0.19  $    0.40  $    0.45
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Shares used in per share calculation.......................      8,462      8,786      8,925     11,775     12,092
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                      MAY 31,
                                                               -----------------------------------------------------
                                                                 1993       1994       1995       1996       1997
                                                               ---------  ---------  ---------  ---------  ---------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities.............  $   3,413  $   3,846  $   5,217  $  20,448  $  26,498
Working capital..............................................      1,201      1,348      2,923     21,670     23,619
Total assets.................................................      9,304      9,058     11,829     34,221     43,432
Long-term liabilities, net of current portion................      3,476      2,752      2,077        872        535
Total stockholders' equity (deficit).........................       (757)       263      2,561     23,027     29,886

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE DISCUSSION BELOW CONTAINS STATEMENTS THAT INCLUDE FORWARD-LOOKING INFORMATION, INCLUDING STATEMENTS REGARDING FUTURE REVENUES, REVENUE SOURCES, OPERATING EXPENSES AND CAPITAL EXPEDITURES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING THOSE DESCRIBED IN "ITEM 1--BUSINESS--FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" OR ELSEWHERE IN THIS REPORT.

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

    License fee revenues have been derived principally from direct sales of software products to end users through the Company's direct field sales and telesales force and a national account sales group. Although the Company believes that such direct sales will continue to account for a significant portion of license fee revenues, the Company expects that revenues from sales through ISVs, VARs, OEMs and other indirect channels will increase as a percentage of license fee revenues. The Company's expansion of its field sales force has caused, and is expected to continue to cause, sales and marketing expenses to increase. The Company is also increasingly attempting to direct customers to larger, enterprise-wide implementations of the Company's products, which may increase the complexity and length of the sales cycle. In connection with such larger sales, the Company may choose to grant greater pricing and other concessions than for single department or local network sales. The Company's reliance on such larger sales may also cause the Company's quarterly revenues to fluctuate more widely.

    The Company's operating results have fluctuated, and may continue to fluctuate, on an annual and quarterly basis as a result of a number of factors, many of which are outside of the Company's control. These factors include the timing of significant orders, the length of sales cycles, customer budget changes, the timing of new product introductions, changes in pricing policies by the Company or its competitors, product mix, market acceptance of new and enhanced versions of the Company's products, and conditions and events in the computer industry and the general economy. The Company does not maintain a significant backlog, and therefore revenues for each quarter depend to a large extent on orders booked and shipped in that quarter. Additionally, the Company typically realizes a significant portion of license fee revenues in the last month of a quarter, frequently in the last weeks or even days of a quarter. As a result, license fee revenues for any quarter can be subject to significant variation. The Company establishes its expenditure levels for sales, marketing, product development and other operating expenses based, in large part, on its expected future revenues. If revenues fall below expectations in a particular quarter, operating results and net income are likely to be materially adversely affected. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts. Any inability of the Company to adjust spending quickly enough to compensate for any failure to meet sales forecasts or to receive anticipated revenues, or any unexpected increase in product returns or other costs, could magnify the adverse impact of such events on the Company's operating results. Further, the purchase of the Company's products may involve a significant commitment of capital by the customer, with the attendant delays frequently associated with large capital expenditures and acceptance procedures within an organization. For these and other reasons, the sales cycle associated with the purchase of client/ server networked systems management software is typically lengthy and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints, internal acceptance reviews and third party financing arrangements. Furthermore, the Company's business has experienced and is expected to continue to experience significant seasonality, due, among other things, to customer capital spending patterns, the general summer slowdown in the technology industry and the fact that the Company's first fiscal quarter coincides with such summer slowdown. Typically, net revenues are lowest during the first fiscal quarter ending August 31 and highest during the fourth fiscal quarter ending May 31 of a given fiscal year. Net revenues typically decline on a sequential basis from the fourth fiscal quarter ending May 31 of a given fiscal year to the first fiscal quarter ending August 31 of the next fiscal year. Based upon the foregoing and other factors, the Company believes that its annual and quarterly revenues, expenses and operating results could vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful, and that, in any event, such comparisons should not be relied upon as indicators of future performance.

RESULTS OF OPERATIONS

    The following table sets forth certain selected financial information expressed as a percentage of total net revenues for the periods indicated:

                                                                          FISCAL YEAR ENDED MAY 31,
                                                                       -------------------------------
                                                                         1995       1996       1997
                                                                       ---------  ---------  ---------
Net revenues:
  License fees.......................................................       62.3%      69.7%      68.1%
  Services...........................................................       37.7       30.3       31.9
                                                                       ---------  ---------  ---------
    Total net revenues...............................................      100.0      100.0      100.0
                                                                       ---------  ---------  ---------
Costs and expenses:
  Cost of license fees...............................................        2.9        2.8        3.0
  Cost of services...................................................        6.0        6.8        8.2
  Sales and marketing................................................       50.8       45.3       44.7
  Research and development...........................................       15.2       13.2       13.8
  General and administrative.........................................       11.2        9.1       10.7
    Total operating expenses.........................................       86.1       77.2       80.4
                                                                       ---------  ---------  ---------
      Income from operations.........................................       13.9       22.8       19.6
Interest and other income (expense), net.............................       (0.3)       2.4        2.4
                                                                       ---------  ---------  ---------
      Income before provision for income taxes.......................       13.6       25.2       22.0
Provision for income taxes...........................................        5.0        9.5        8.5
                                                                       ---------  ---------  ---------
      Net income.....................................................        8.6%      15.7%      13.5%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    NET REVENUES

    Net revenues increased from $19.7 million in fiscal 1995 to $30.0 million in fiscal 1996 and $39.8 million in fiscal 1997, representing increases of 52% from 1995 to 1996 and 33% from 1996 to 1997. These increases were primarily the result of growth in open systems license fees, attributable to increased market acceptance of the Company's UNIX and Windows NT products, offset by a slight decline in revenues from HP3000 products; increased revenues from indirect channels; and increased revenues from services.

    The following chart sets forth the Company's net revenues from license fees and services, with license fees broken out by UNIX/Windows NT versus HP3000:

                                                                  FISCAL YEAR ENDED MAY 31,
                                                               -------------------------------
                                                                 1995       1996       1997
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
License fees:
  UNIX/Windows NT............................................  $   4,510  $  13,406  $  20,175
  HP3000.....................................................      7,750      7,518      6,934
                                                               ---------  ---------  ---------
    Total license fees.......................................     12,260     20,924     27,109
Services.....................................................      7,426      9,091     12,727
                                                               ---------  ---------  ---------
      Total net revenues.....................................  $  19,686  $  30,015  $  39,836
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    License fee revenues increased from $12.3 million in fiscal 1995 to $20.9 million in fiscal 1996 and $27.1 million in fiscal 1997, representing increases of 71% from 1995 to 1996 and 30% from 1996 to 1997. UNIX and Windows NT licenses increased from $4.5 million in fiscal 1995 to $13.4 million in fiscal 1996 and $20.2 million in fiscal 1997, representing increases of 197% from 1995 to 1996 and 50% from 1996 and 1997. The increases in UNIX and Windows NT license fee revenues both in absolute dollars and as a percentage of total license fees resulted from the expansion of the Company's product offerings and its increased efforts to address the open distributed systems market. The Company's future growth, if any, will depend on continued growth in UNIX and Windows NT license fees. License fees from HP3000 products have been, and are expected to continue to be, a significant though declining portion of the Company's net revenues. However, there can be no assurance as to how long the HP3000 will continue to be a viable product or be used in ways which benefit from use of the Company's networked systems management tools. The Company anticipates that HP3000 license fees may continue to decline in the future, as the Company continues to focus on the open distributed systems market. See "Item 1--Business--Factors Affecting Business, Operating Results and Financial Condition."

    Service revenues increased from $7.4 million in fiscal 1995 to $9.1 million in fiscal 1996 and $12.7 in fiscal 1997, representing increases of 22% from 1995 to 1996 and 40% from 1996 to 1997. These increases reflect the increase in the installed base of the Company's products and additional revenues generated as a result of the expansion of the Company's consulting services group.

    Sales to customers outside of the United States, including sales generated by the Company's United Kingdom subsidiary, represented 25.6%, 24.2% and 22.1% in fiscal 1995, 1996 and 1997, respectively. The Company's sales to customers outside of the United States increased in absolute dollars in both fiscal 1996 and 1997 due to increased acceptance of the Company's products in such markets.

    COST OF LICENSE FEES

    Cost of license fees consists primarily of product packaging, shipping, delivery media, documentation expenses, as well as third-party royalties and other payments in connection with sales of certain of the Company's product and sales of third-party products by the Company. Cost of license fees were $562,000, or 4.6% of license fees, in fiscal 1995, $853,000, or 4.1% of license fees, in fiscal 1996, and $1.2 million, or 4.4% of license fees, in fiscal 1997. The increase in cost of license fees as a percentage of license fee revenues from fiscal 1996 to fiscal 1997 was a result of increased revenues from products that are subject to third-party royalty and other such payment obligations. The Company anticipates that third-party royalties could continue to increase in the future as the Company introduces additional products subject to such obligations.

    COST OF SERVICES

    Cost of services consists primarily of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's customers. Cost of services increased from $1.2 million, or 16.0% of services from revenue, in fiscal 1995 to $2.1 million, or 22.6% of services revenue, in fiscal 1996 and to $3.3 million or 25.6% of services revenue, in fiscal 1997. Such increases were due to increases in support personnel in each fiscal year in anticipation of increasing demand for customer support services relating to the Company's UNIX and Windows NT products and additional training and consulting personnel to assist customers in deploying these products.

    SALES AND MARKETING

    Sales and marketing expenses consist principally of salaries, commissions, travel and advertising and promotion costs. Sales and marketing expenses increased from $10.0 million, or 50.8% of net revenues, in fiscal 1995 to $13.6 million, or 45.3% of net revenues, in fiscal 1996. Sales and marketing expenses increased to $17.8 million, or 44.7% of net revenues, in fiscal 1997. The increase in absolute dollars in fiscal 1997 was primarily the result of continued expansion of the Company's sales organization and increased sales compensation. Such expenses declined as a percentage of net revenues in fiscal 1997 as the Company began to realize benefits from the expanded sales organization. The Company expects to continue to expand its field sales organization, and accordingly that sales and marketing expenses will continue to increase in the future.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of personnel related costs. Such expenses increased from $3.0 million, or 15.2% of net revenues, in fiscal 1995, to $4.0 million, or 13.2% of net revenues, in fiscal 1996. Research and development expenses increased to $5.5 million, or 13.8% of net revenues, in fiscal 1997. The increase in research and development spending in fiscal 1997 over 1996 was attributable to increased compensation expenses to attract new personnel and retain existing personnel and additional hardware and software tools to expand and enhance the Company's products. The Company expects research and development expenses to continue to increase in absolute dollars as the Company continues to invest in the development of new products and enhancement of existing products.

    GENERAL AND ADMINISTRATIVE

    General and Administrative expenses increased in absolute dollars from $2.2 million, or 11.2% of net revenues, in fiscal 1995, to $2.7 million, or 9.1% of net revenues, in fiscal 1996, and to $4.3 million, or 10.7% of net revenues, in fiscal 1997. The increases were primarily the result of increased staffing and related costs required to manage and support expanded operations and to comply with the responsibilities of a public company.

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

    PROVISION FOR INCOME TAXES

    The Company's effective tax rate was 36.6% in fiscal 1995, 38.0% in fiscal 1996 and 38.5% in fiscal 1997. The increases in the effective tax rate since 1995 were due primarily to the Company's inability to avail itself of research and development credits. Such rates approximately represented the combined federal and state statutory rate, as well as certain taxes due in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded its operations and capital expenditures primarily with cash flow from operations. Net cash provided by operating activities in fiscal 1995 was $2.0 million, resulting primarily from net income and increases in accrued expenses and income taxes payable, offset in part by an increase in accounts receivable. Net cash provided by operating activities in fiscal 1996 was $2.2 million, resulting primarily from net income and increases in accrued expenses and accounts payable, offset in part by an increase in accounts receivable. Net cash provided by operating activities in fiscal 1997 was $6.7 million, resulting primarily from net income and increases in deferred revenue and income taxes payable, offset in part by an increase in accounts receivable.

    The Company's accounts receivable increased from May 31, 1995 to May 31, 1996 as the Company's license fee revenues increased and the Company began to offer longer payment terms on enterprise-wide customer sales. The Company's accounts receivable continued to increase from May 31, 1996 to May 31, 1997 as the Company's license fee revenues continued to increase, offset in part by the Company's beginning to offer third-party financing to its customers making large enterprise-wide purchases.

    Net cash provided by investing activities in fiscal 1995 was $174,000, consisting primarily of sales of marketable securities, offset in part by purchases of equipment. Net cash used in investing activities was $15.7 million in fiscal 1996, consisting primarily of purchases of marketable securities, net of sales of marketable securities. Net cash used in investing activities in fiscal 1997 was $1.1 million consisting primarily of purchases of marketable securities and purchases of equipment, offset in part by sales of marketable securities.

    Net cash used in financing activities was $420,000 in fiscal 1995 consisting primarily of repayments on notes payable, offset in part by the proceeds from sales (net of repurchases) of Common Stock. Net cash provided by financing activities was $14 million in fiscal 1996 consisting primarily of funds received in the Company's public offering. Net cash provided by financing activities was $498,000 in fiscal 1997 consisting primarily of funds received from issuance of stock, offset in part by repayment of notes payable.

    As of May 31, 1995, 1996 and 1997, the Company had cash, cash equivalents and marketable securities of $5.2 million, $20.4 million and $26.5 million, respectively. At May 31, 1997, the Company had no material capital commitments. The Company believes that its current cash balances and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

RECENT PRONOUNCEMENTS

    During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share", which specifies the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 will become effective for the Company's 1998 fiscal year. The Company's management is currently studying the implications of SFAS 128. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE
-------------------------------------------------------------------------  ----
    Report of Coopers & Lybrand L.L.P., Independent Accountants..........   24

    Consolidated Balance Sheets at May 31, 1996 and 1997.................   25

    Consolidated Statements of Operations for Years Ended May 31, 1995,
      1996 and 1997......................................................   26

    Consolidated Statements of Stockholders' Equity for Years Ended May
      31, 1995, 1996 and 1997............................................   27

    Consolidated Statements of Cash Flows for Years Ended May 31, 1995,
      1996 and 1997......................................................   28

    Notes to the Consolidated Financial Statements.......................   29

FINANCIAL STATEMENT SCHEDULE
-------------------------------------------------------------------------
    The following financial statement schedule of the Company for the three years ended May 31, 1997 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial
 Statements, and related notes thereto, of the Company.

    Schedule II -- Valuation and Qualifying Accounts

    Schedules other than that listed above have been omitted since they are either not required or not applicable, or the information is otherwise included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Unison Software, Inc.

    We have audited the accompanying consolidated balance sheets of Unison Software, Inc. and subsidiaries as of May 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unison Software, Inc. and subsidiaries as of May 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
July 3, 1997

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    MAY 31,
                                                                                              --------------------
                                                                                                1996       1997
                                                                                              ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $   4,558  $  10,674
  Marketable securities.....................................................................     15,890     11,716
  Accounts receivable, net of allowance for doubtful accounts of $176 and $388 at May 31,
    1996 and 1997, respectively.............................................................     11,214     13,387
  Prepaid expenses and other current assets.................................................        116        540
  Deferred income taxes.....................................................................        214        313
                                                                                              ---------  ---------
      Total current assets..................................................................     31,992     36,630
Property and equipment, net.................................................................      1,715      2,498
Deferred income taxes.......................................................................        237
Other assets, net...........................................................................        277        196
Marketable securities.......................................................................                 4,108
                                                                                              ---------  ---------
      Total assets..........................................................................  $  34,221  $  43,432
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                                   LIABILITIES
Current liabilities:
  Current portion of long-term debt.........................................................  $     308  $      66
  Accounts payable..........................................................................        454        532
  Income taxes payable......................................................................        403      1,171
  Accrued compensation......................................................................      1,967      1,897
  Accrued expenses..........................................................................      1,187      1,386
  Deferred revenue..........................................................................      6,003      7,959
                                                                                              ---------  ---------
      Total current liabilities.............................................................     10,322     13,011

Long-term debt, net of current portion......................................................        688         59
Deferred income taxes.......................................................................                    73
Other long-term liabilities.................................................................        184
Deferred revenue............................................................................                   403
                                                                                              ---------  ---------
      Total liabilities.....................................................................     11,194     13,546
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Commitments and contingencies (Note 6)

Stockholders' equity
  Preferred stock, $0.001 par value:
    Authorized: 5,000 shares;
    Issued and outstanding: none
  Common stock, $0.001 par value:
    Authorized: 40,000 shares;
    Issued and outstanding: 11,525 and 11,929 shares at May 31, 1996 and 1997,
      respectively..........................................................................         12         12
  Additional paid-in capital................................................................     16,087     17,595
Notes receivable for common stock...........................................................                  (135)
Unrealized holding losses on marketable securities, net.....................................        (19)       (19)
Cumulative foreign currency translation adjustments.........................................        (55)        49
Retained earnings...........................................................................      7,002     12,384
                                                                                              ---------  ---------
      Total stockholders' equity............................................................     23,027     29,886
                                                                                              ---------  ---------
      Total liabilities and stockholders' equity............................................  $  34,221  $  43,432
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEAR ENDED MAY 31,
                                                                                   -------------------------------
                                                                                     1995       1996       1997
                                                                                   ---------  ---------  ---------
Net revenues:
  License fees...................................................................  $  12,260  $  20,924  $  27,109
  Services.......................................................................      7,426      9,091     12,727
                                                                                   ---------  ---------  ---------
      Total net revenues.........................................................     19,686     30,015     39,836
                                                                                   ---------  ---------  ---------

Costs and expenses:
  Cost of license fees...........................................................        562        853      1,185
  Cost of services...............................................................      1,186      2,052      3,254
  Sales and marketing............................................................      9,998     13,598     17,822
  Research and development.......................................................      2,985      3,969      5,498
  General and administrative.....................................................      2,205      2,741      4,273
                                                                                   ---------  ---------  ---------
      Total operating expenses...................................................     16,936     23,213     32,032
                                                                                   ---------  ---------  ---------
        Income from operations...................................................      2,750      6,802      7,804

Interest and other income, net...................................................        181        848        970
Interest expense.................................................................       (249)      (128)       (22)
                                                                                   ---------  ---------  ---------
        Income before provision for income taxes.................................      2,682      7,522      8,752

Provision for income taxes.......................................................        982      2,855      3,370
                                                                                   ---------  ---------  ---------
        Net income...............................................................  $   1,700  $   4,667  $   5,382
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net income per share.............................................................  $    0.19  $    0.40  $    0.45
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in per share calculation.............................................      8,925     11,775     12,092
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    NOTES         UNREALIZED
                                                               COMMON STOCK        ADDITIONAL    RECEIVABLE     HOLDING LOSSES
                                                         ------------------------    PAID-IN     FOR COMMON      ON MARKETABLE
                                                           SHARES       AMOUNT       CAPITAL        STOCK       SECURITIES, NET
                                                         -----------  -----------  -----------  -------------  -----------------
Balances, May 31, 1994.................................       8,342    $       8    $     736                      $     (84)
Issuance of common stock under employee stock option
  plan at $0.67 to $2.00 per share.....................         169            1          200
Issuance of common stock, for cash and notes...........         135                       225     $    (125)
Retirement of stock....................................        (120)                      (80)
Change in unrealized holding losses, net of taxes......                                                                   54
Foreign currency translation adjustments...............
Net income.............................................
Reduction for guarantee of ESOP debt...................
                                                         -----------         ---   -----------        -----              ---
Balances, May 31, 1995.................................       8,526            9        1,081          (125)             (30)
Issuance of common stock under employee stock option
  plan at $0.67 to $7.50 per share.....................         362                       860
Warrants exercised, net issuance.......................          46
Issuance of common stock in IPO, net of issuance
  costs................................................       2,550            3       13,378
Issuance of common stock, under the Employee Stock
  Purchase Plan........................................          41                       195
Tax benefits related to exercise of stock options......                                   573
Repayment of note receivable...........................                                                 125
Change in unrealized holding losses, net of taxes......                                                                   11
Foreign currency translation adjustment................
Net income.............................................
Reduction for guarantee of ESOP debt...................
                                                         -----------         ---   -----------        -----              ---
Balances, May 31, 1996.................................      11,525           12       16,087            --              (19)
Issuance of common stock under employee stock option
  plan at $1.59 to $6.00 per share.....................         188                       361
Warrants exercised, net issuance.......................         158
Issuance of common stock, under the Employee Stock
  Purchase Plan........................................          39                       463
Tax benefits related to exercise of stock options......                                   630
Warrants exercised.....................................          19                        50
Amortization of deferred compensation..................                                     4
Issuance of notes receivable to stockholder............                                                (135)
Foreign currency translation adjustment................
Net income.............................................
                                                         -----------         ---   -----------        -----              ---
Balances, May 31, 1997.................................      11,929    $      12    $  17,595     $    (135)       $     (19)
                                                         -----------         ---   -----------        -----              ---
                                                         -----------         ---   -----------        -----              ---

                                                           CUMULATIVE
                                                             FOREIGN
                                                            CURRENCY                   REDUCTION FOR
                                                           TRANSLATION     RETAINED    GUARANTEE OF
                                                           ADJUSTMENTS     EARNINGS      ESOP DEBT      TOTAL
                                                         ---------------  -----------  -------------  ---------
Balances, May 31, 1994.................................     $      (2)     $     695     $  (1,090)         263
Issuance of common stock under employee stock option
  plan at $0.67 to $2.00 per share.....................                                                     201
Issuance of common stock, for cash and notes...........                                                     100
Retirement of stock....................................                          (60)                      (140)
Change in unrealized holding losses, net of taxes......                                                      54
Foreign currency translation adjustments...............            (9)                                       (9)
Net income.............................................                        1,700                      1,700
Reduction for guarantee of ESOP debt...................                                        392          392
                                                                  ---     -----------  -------------  ---------
Balances, May 31, 1995.................................           (11)         2,335          (698)       2.561
Issuance of common stock under employee stock option
  plan at $0.67 to $7.50 per share.....................                                                     860
Warrants exercised, net issuance.......................
Issuance of common stock in IPO, net of issuance
  costs................................................                                                  13,381
Issuance of common stock, under the Employee Stock
  Purchase Plan........................................                                                     195
Tax benefits related to exercise of stock options......                                                     573
Repayment of note receivable...........................                                                     125
Change in unrealized holding losses, net of taxes......                                                      11
Foreign currency translation adjustment................           (44)                                      (44)
Net income.............................................                        4,667                      4,667
Reduction for guarantee of ESOP debt...................                                        698          698
                                                                  ---     -----------  -------------  ---------
Balances, May 31, 1996.................................           (55)         7,002            --       23,027
Issuance of common stock under employee stock option
  plan at $1.59 to $6.00 per share.....................                                                     361
Warrants exercised, net issuance.......................                                                      --
Issuance of common stock, under the Employee Stock
  Purchase Plan........................................                                                     463
Tax benefits related to exercise of stock options......                                                     630
Warrants exercised.....................................                                                      50
Amortization of deferred compensation..................                                                       4
Issuance of notes receivable to stockholder............                                                    (135)
Foreign currency translation adjustment................           104                                       104
Net income.............................................                        5,382                      5,382
                                                                  ---     -----------  -------------  ---------
Balances, May 31, 1997.................................     $      49      $  12,384     $      --       29,886
                                                                  ---     -----------  -------------  ---------
                                                                  ---     -----------  -------------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED MAY 31,
                                                                                  ---------------------------------
                                                                                    1995        1996        1997
                                                                                  ---------  ----------  ----------
Cash flows from operating activities:
  Net income....................................................................  $   1,700  $    4,667  $    5,382
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................................        358         258         311
    Deferred income taxes.......................................................         (9)        168         211
    Other.......................................................................         70         (20)        316
    Changes in operating assets and liabilities:
      Accounts receivable.......................................................     (1,325)     (6,503)     (2,385)
      Prepaid expenses and other current assets.................................        (16)          8        (424)
      Accounts payable..........................................................         72         174          78
      Accrued expenses..........................................................        806       1,336         129
      Income taxes payable......................................................        250         141         768
      Deferred revenue..........................................................        143       1,977       2,359
                                                                                  ---------  ----------  ----------
        Net cash provided by operating activities...............................      2,049       2,206       6,745
                                                                                  ---------  ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment...........................................       (308)     (1,036)     (1,090)
  Increase (decrease) in other long-term assets.................................        (43)        (84)         81
  Decrease in other long-term obligations.......................................                               (184)
  Purchases of marketable securities............................................                (26,202)    (19,839)
  Sales of marketable securities................................................        525      11,592      19,905
                                                                                  ---------  ----------  ----------
        Net cash provided by (used in) investing activities.....................        174     (15,730)     (1,127)
                                                                                  ---------  ----------  ----------
Cash flows from financing activities:
  Issuance of common stock and warrants.........................................        301      15,009       1,504
  Issuance of notes receivable..................................................                               (135)
  Note receivable forgiven for retirement of common stock.......................       (140)
  Repayment of notes receivable for common stock................................                    125
  Repayment of notes payable....................................................       (539)       (949)       (817)
  Payments on capital lease obligations.........................................        (42)        (58)        (54)
                                                                                  ---------  ----------  ----------
        Net cash provided by (used in) financing activities.....................       (420)     14,127         498
                                                                                  ---------  ----------  ----------
Net increase in cash and cash equivalents.......................................      1,803         603       6,116
Cash and cash equivalents at beginning of year..................................      2,152       3,955       4,558
                                                                                  ---------  ----------  ----------
Cash and cash equivalents at end of year........................................  $   3,955  $    4,558  $   10,674
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNION SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS:

    Unison Software, Inc. (the Company) develops, markets and supports networked systems management software for distributed, open computing environments. The Company focuses on the UNIX and Microsoft Windows NT markets, where its software tools support the development of business critical applications in client/server environments.

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

MARKETABLE SECURITIES:

    All marketable securities as of May 31, 1996 and 1997 are considered to be available-for-sale and therefore are carried at fair value. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

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

REVENUE RECOGNITION:

    License fee revenues are recognized upon product shipment if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's sales of individual licenses, as well as site and enterprise-wide licenses, do not include post-contract customer support, which is separately invoiced. Service revenues from customer maintenance are recognized ratably over the term

                     UNION SOFTWARE, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) of each contract, which is typically twelve months. Revenues from other services are recognized as services are performed. The Company maintains allowances for estimated product returns and credit losses, which have not been material.

INCOME TAXES:

    The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

CERTAIN RISKS AND CONCENTRATIONS:

    The Company's products are concentrated in the networked systems management software industry which is highly competitive and rapidly changing. The Company has marketing and product integration relationships with a number of UNIX-based computer manufacturers and software developers. The reduction or loss of the reselling and the integration relationships, significant technological changes in the industry, or emergence of competitor products with new capabilities or technologies could adversely affect operating results.

    As of May 31, 1996, one customer represented 11% of the net accounts receivable balance.

ADVERTISING:

    The Company expenses advertising costs as they are incurred. Advertising expense for fiscal 1995, 1996, and 1997 was $830,000, $598,000, and $648,000,
respectively.

FOREIGN CURRENCY TRANSLATION:

    The Company's foreign subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at year-end exchange rates. Items of income and expense are translated at average exchange rates for the relevant year. Translation gains and losses are not included in determining net income but are accumulated as a separate component of stockholders' equity. Net gains and losses arising from foreign currency transactions were not material in fiscal 1995, 1996 and 1997.

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

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

RECENT PRONOUNCEMENTS:

    During February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings per Share", which specifies the computation, presentation and disclosure requirements for Earnings per Share. SFAS 128 will become effective for the Company's 1998 fiscal year. The Company's management is currently studying the implications of SFAS 128. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

RECLASSIFICATIONS:

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no impact on previously reported working capital, income from operations or net income.

2. MARKETABLE SECURITIES:

    At May 31, 1996 and 1997, marketable securities are stated at estimated fair value and consist of bonds, preferred stock and mutual funds.

    Marketable securities at May 31, 1996 are summarized below (IN THOUSANDS):

                                                                FAIR
                                                               MARKET      COST      UNREALIZED
                                                                VALUE      BASIS        LOSS
                                                              ---------  ---------  -------------
Bonds and preferred stock...................................  $  12,493  $  12,511    $      18
Mutual funds................................................      3,397      3,408           11
                                                              ---------  ---------          ---
                                                              $  15,890  $  15,919           29
                                                              ---------  ---------
                                                              ---------  ---------
Related deferred taxes......................................                                 10
                                                                                            ---
Unrealized holding loss, net................................                          $      19
                                                                                            ---
                                                                                            ---

    Marketable securities at May 31, 1997 are summarized below (IN THOUSANDS):

                                                                FAIR
                                                               MARKET      COST      UNREALIZED
                                                                VALUE      BASIS        LOSS
                                                              ---------  ---------  -------------
Bonds and preferred stock...................................  $  15,824  $  15,855    $      31
                                                              ---------  ---------          ---
                                                              $  15,824  $  15,855           31
                                                              ---------  ---------
                                                              ---------  ---------
Related deferred taxes......................................                                 12
                                                                                            ---
Unrealized holding loss, net................................                          $      19
                                                                                            ---
                                                                                            ---

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

2. MARKETABLE SECURITIES: (CONTINUED)
    CONTRACTUAL MATURITIES OF MARKETABLE SECURITIES:

    The scheduled maturities of marketable securities as of May 31, 1997 are as follows:

                                                                                    ESTIMATED
                                                                                   FAIR VALUE
                                                                                   -----------
Due in one year or less..........................................................   $  11,716
Due in one to five years.........................................................       2,508
Due after ten years..............................................................       1,600
                                                                                   -----------
                                                                                    $  15,824
                                                                                   -----------
                                                                                   -----------

3. PROPERTY AND EQUIPMENT:

    Property and equipment comprise (IN THOUSANDS):

                                                                                 MAY 31,
                                                                           --------------------
                                                                             1996       1997
                                                                           ---------  ---------
Office furniture and fixtures............................................  $     298  $     380
Computer and office equipment............................................      2,671      3,673
Leasehold improvements...................................................        131        137
                                                                           ---------  ---------
                                                                               3,100      4,190
Less accumulated depreciation and amortization...........................     (1,385)    (1,692)
                                                                           ---------  ---------
                                                                           $   1,715  $   2,498
                                                                           ---------  ---------
                                                                           ---------  ---------

    Included in property and equipment are assets leased under capital lease obligations as follows (IN THOUSANDS):

                                                                                     MAY 31,
                                                                               --------------------
                                                                                 1996       1997
                                                                               ---------  ---------
Computer and office equipment................................................  $     331  $     331
Office furniture and fixtures................................................         52         52
                                                                               ---------  ---------
                                                                                     383        383
Less accumulated amortization................................................       (307)      (350)
                                                                               ---------  ---------
                                                                               $      76  $      33
                                                                               ---------  ---------
                                                                               ---------  ---------

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

4. LONG-TERM DEBT:

    Long-term debt consists of the following (IN THOUSANDS):

                                                                                      MAY 31,
                                                                                --------------------
                                                                                  1996       1997
                                                                                ---------  ---------
Notes payable issued in connection with the purchase of assets in 1992,
  interest at 6.5% monthly payments through August 1999.......................  $     529
Notes payable issued in connection with securing rights to in-process research
  and development, monthly payments through August 1999.......................        347  $      58
Capital lease obligations at interest rates ranging from 10.5% to 13.2%.......        120         67
                                                                                ---------  ---------
    Total long-term debt......................................................        996        125
Less current portion..........................................................       (308)       (66)
                                                                                ---------  ---------
Long-term debt, net of current portion........................................  $     688  $      59
                                                                                ---------  ---------
                                                                                ---------  ---------

    Future principal payments of long-term debt for the fiscal year ending May 31 are as follows (IN THOUSANDS):

FISCAL YEAR                                                                             AMOUNT
-------------------------------------------------------------------------------------  ---------
1998.................................................................................  $      66
1999.................................................................................         53
2000.................................................................................          6
                                                                                       ---------
    Total............................................................................  $     125
                                                                                       ---------
                                                                                       ---------

5. GUARANTEE OF ESOP DEBT:

    The Company had an Employee Stock Ownership Plan (ESOP) which enabled most regular employees to acquire shares of the Company's common stock. The cost of the ESOP was borne by the Company through annual contributions to an Employee Stock Ownership Trust (ESOT) in amounts determined by the Company's Board of Directors. Shares of common stock acquired by the ESOP were allocated to each employee and held until the employee's retirement or death. The employee may also choose early withdrawal or diversification to other qualified plans under certain circumstances.

    In August 1990, the ESOT borrowed $2,346,500 from a bank to purchase 2,427,312 shares of common stock from existing stockholders. Annual contributions made by the Company to the ESOT were sufficient to service principal and interest payments in connection with this indebtedness. Company contributions to the ESOT were approximately $477,000 and $12,000 in fiscal 1995 and 1996, respectively. In July 1995, the ESOT sold shares in the Company's initial public offering. Funds received from the sale of the stock were used to retire the remaining debt outstanding. During fiscal 1996, the ESOP was assumed by the Company's defined contribution plan (Note 8).

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES:

    The Company leases facilities and equipment under noncancelable operating leases. The leases expire at various dates through 2014, and the Company is responsible for taxes, insurance and maintenance expenses. Rent expense under operating leases was $754,000, $1,118,000 and $1,188,000 in fiscal 1995, 1996, and 1997, respectively.

    Future minimum lease payments under operating leases at May 31, 1997 are summarized as follows (IN THOUSANDS):

FISCAL YEAR                                                                             AMOUNT
-------------------------------------------------------------------------------------  ---------
1998.................................................................................  $     754
1999.................................................................................        483
2000.................................................................................        398
2001.................................................................................        140
2002.................................................................................        140
Thereafter...........................................................................      1,509
                                                                                       ---------
                                                                                       $   3,424
                                                                                       ---------
                                                                                       ---------

    The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions, at this time management believes that any liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

7. CAPITAL STOCK:

STOCK OPTIONS:

    1991 INCENTIVE STOCK OPTION PLAN:

    In February 1991, the Company authorized the 1991 Incentive Stock Option Plan (the 1991 Plan) under which the Board of Directors may issue incentive stock options to employees of the Company. As of May 31, 1997, the Company had reserved 1,800,000 shares of common stock for issuance under the 1991 Plan. The Board of Directors has ceased to grant options under the 1991 Plan, and shares otherwise available for future grant under the plan have been canceled.

    1993 DIRECTOR STOCK OPTION PLAN:

    In September 1993, the Company authorized the 1993 Director Stock Option Plan (the Director Plan), under which members of the Board of Directors are granted options to purchase shares of the Company's common stock. As currently in effect, outside directors are each granted an option to purchase 22,500 shares upon their appointment and an option to purchase 7,500 shares on the first day of each fiscal year thereafter. As of May 31, 1997, the Company had reserved 225,000 shares of common stock for issuance under the Director Plan, and 97,500 shares were available for future grants. The options are granted at fair market value on the date of grant and vest over a three-year period, a third on each one-year anniversary of the grant.

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

7. CAPITAL STOCK: (CONTINUED)
    1995 INCENTIVE STOCK OPTION PLAN:

    In February 1995, the Company adopted the 1995 Incentive Stock Option Plan (the 1995 Plan), under which the Board of Directors may issue incentive stock options to employees of the Company. As of May 31, 1997, the Company had reserved 1,875,000 shares of common stock for issuance under the 1995 Plan, and 1,090,676 shares were available for future grants. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and the exercise price, which cannot be less than fair market value at date of grant. The options are exercisable at times and in increments as specified by the Board of Directors, and generally expire five to ten years from date of grant.

    EXECUTIVE STOCK OPTION AGREEMENT:

    In April 1997, the Company authorized the Executive Stock Option Agreement, under which the Board of Directors granted options to purchase 242,640 shares of the Company's common stock to an officer. The officer terminated his employment and the options were canceled. The shares reserved under this agreement have been canceled.

    SUMMARY OF STOCK OPTION PLANS:

    A summary of activity under the 1991 Plan, Director Plan, 1995 Plan, and the Executive Agreement is as follows (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                                                                              WEIGHTED
                                                                               OPTIONS OUTSTANDING             AVERAGE
                                                            SHARES     ------------------------------------   EXERCISE
                                                           AVAILABLE    SHARES    EXERCISE PRICE    TOTAL       PRICE
                                                          -----------  ---------  --------------  ---------  -----------
Balances, May 31, 1996..................................         185         786  $  1.15-$13.67  $   3,298   $    4.20
Additional shares reserved..............................       1,443
Cancellation of shares reserved under the 1991 Plan.....        (154)
Cancellation of shares reserved under the Executive
  Stock Option Agreement................................        (243)
Options granted.........................................      (1,047)      1,047  $  6.75-$19.00     10,570       10.10
Options exercised.......................................                    (188) $  1.59-$ 6.00       (360)       1.91
Options canceled........................................       1,004      (1,004) $  1.67-$18.83     (9,158)       9.12
                                                          -----------  ---------                  ---------  -----------
Balances, May 31, 1997..................................       1,188         641  $  1.67-$19.00  $   4,350   $    6.79
                                                          -----------  ---------                  ---------  -----------
                                                          -----------  ---------                  ---------  -----------

    As of May 31, 1997, approximately 118,000 shares were exercisable at an average exercise price of $4.70 per share.

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

7. CAPITAL STOCK: (CONTINUED)
    SUMMARY OF STOCK OPTION PLANS:

    The options outstanding and currently exercisable by exercise price at May 31, 1997 are as follows:

                 OPTIONS OUTSTANDING
-----------------------------------------------------         OPTIONS CURRENTLY EXERCISABLE
                                         WEIGHTED      -------------------------------------------
                                          AVERAGE       WEIGHTED                        WEIGHTED
                        NUMBER           REMAINING       AVERAGE         NUMBER          AVERAGE
                    OUTSTANDING (IN     CONTRACTUAL     EXERCISE     EXERCISABLE (IN    EXERCISE
 EXERCISE PRICE       THOUSANDS)           LIFE           PRICE        THOUSANDS)         PRICE
-----------------  -----------------  ---------------  -----------  -----------------  -----------
 $ 1.67 - $ 1.67              67              6.89      $    1.67              14       $    1.89
 $ 2.00 - $ 2.20              77              7.11      $    2.12              51       $    2.08
 $ 3.83 - $ 7.13             127              8.88      $    6.37              10       $    4.33
 $ 7.38 - $ 7.38             222              9.60      $    7.38               0       $    7.38
 $ 7.50 - $ 7.50              36              8.25      $    7.50              12       $    7.50
 $ 7.83 - $ 7.83              27              8.27      $    7.83               7       $    7.83
 $ 9.75 - $ 9.75              30              8.52      $    9.75              24       $    9.75
 $11.67 - $11.67              18              4.17      $   11.67
 $16.00 - $16.00              23              9.44      $   16.00
 $19.00 - $19.00              14              9.01      $   19.00
                             ---               ---     -----------            ---           -----
 $ 1.67 - $19.00             641              8.52      $    6.79             118       $    4.70

    NONQUALIFIED STOCK OPTIONS:

    During fiscal 1991, in connection with the acquisition of BSI, the Company issued nonqualified stock options to purchase 270,000 shares of the Company's common stock. These options became exercisable in thirds in fiscal 1993, 1994 and 1995, contingent upon the performance of the Company. Each third of the options had a different exercise price per share: $2.00 for options exercisable in 1994; and $2.67 for options exercisable in 1995. In fiscal 1994, options to purchase 90,000 shares of the Company's common stock became exercisable based on achievement of the performance goals. In fiscal 1995, options to purchase 90,000 shares of the Company's common stock were canceled as the performance goals were not met. During fiscal 1995, an option to purchase 45,000 shares of the Company's common stock at an exercise price of $2.00 was exercised. During fiscal 1996, options to purchase 45,000 shares of the Company's common stock at an exercise price of $2.00 were exercised. As of May 31, 1997, all options issued in connection with the BSI acquisition were either exercised or canceled.

WARRANTS:

    During fiscal 1994, the Company granted warrants to purchase 288,750 shares of common stock at an exercise price of $2.67 per share. The warrants expire three to five years from the date of grant. During fiscal 1996 and 1997, 82,500 and 206,250 warrants were exercised, respectively. As of May 31, 1997, no warrants were outstanding.

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

7. CAPITAL STOCK (CONTINUED)

EMPLOYEE STOCK PURCHASE PLANS:

    1985 EMPLOYEE STOCK PURCHASE PLAN:

    The 1985 Employee Stock Purchase Plan was approved by the Board of Directors on June 1, 1985, and amended by the Board of Directors on December 1, 1990. The plan provides certain key employees the right to purchase shares of common stock at a price determined by the Board of Directors on the date of grant. The Company reserved a total of 1,500,000 shares of common stock for issuance under the plan. As of May 31, 1997, a total of 633,637 shares had been issued under this plan.

    1995 EMPLOYEE STOCK PURCHASE PLAN:

    In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan which authorized the grant of stock purchase rights to all eligible employees during six-month offering periods with exercise dates approximately every six months. The Company has reserved 187,500 shares of common stock for issuance under the plan. The first offering period of the plan commenced on the first trading day after the effectiveness of the Company's initial public offering. Shares are purchased through employees' payroll deductions at exercise prices equal to 85% of the lesser of the fair market value of the Company's common stock at either the first day of an offering period or the last day of such offering period. No participant may purchase more than $25,000 worth of common stock in any one calendar year. To date, 80,433 shares have been issued under the plan.

PRO FORMA COMPENSATION EXPENSE:

    The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plans (including the Employee Stock Purchase Plan). Had compensation cost for the Plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1997
                                                                             ---------  ---------
Net income - as reported...................................................  $   4,667  $   5,382
Net income - pro forma.....................................................      3,964      3,914
Net income per share - as reported.........................................       0.40       0.45
Net income per share - pro forma...........................................       0.34       0.32

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions:

Risk-free interest rate.......................................   5.37%-6.77%
Expected life in years........................................           3.5
Expected dividends............................................          None
Expected volatility...........................................          0.75

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

7. CAPITAL STOCK (CONTINUED)
    The weighted average expected life was calculated based on the vesting period and exercise behavior. The risk-free interest rate was calculated in accordance with the grant date and expected life calculated for each subgroup.

8. DEFINED CONTRIBUTION PLAN:

    The Company sponsors a defined contribution plan that enables substantially all regular employees of the Company to participate in the plan. Eligible employees may contribute up to 20% of their base compensation to the plan, and the Company may, but is not obligated to, match up to 50% of employee contributions, up to a maximum of $100 per month per employee.

    Company contributions to the defined contribution plan were approximately $78,000, $57,000 and $91,000 in fiscal 1995, 1996 and 1997, respectively.

9. INCOME TAXES:

    Details of the income tax provision consist of the following (IN THOUSANDS):

                                                                                             YEAR ENDED MAY 31,
                                                                                       -------------------------------
                                                                                         1995       1996       1997
                                                                                       ---------  ---------  ---------
Income before taxes:
  Domestic...........................................................................  $   2,432  $   6,663  $   7,908
  Foreign............................................................................        250        859        844
                                                                                       ---------  ---------  ---------
      Total..........................................................................  $   2,682  $   7,522  $   8,752
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Income tax provision:
  Current:
    Federal..........................................................................  $     757  $   2,111  $   2,472
    State............................................................................        138        304        402
    Foreign..........................................................................         57        290        283
                                                                                       ---------  ---------  ---------
      Total current provision........................................................        952      2,705      3,157
                                                                                       ---------  ---------  ---------
  Deferred:
    Federal..........................................................................         13        128        180
    State............................................................................          2         22         29
    Foreign..........................................................................         15                     4
                                                                                       ---------  ---------  ---------
      Total deferred provision.......................................................         30        150        213
                                                                                       ---------  ---------  ---------
        Total income tax provision...................................................  $     982  $   2,855  $   3,370
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

9. INCOME TAXES: (CONTINUED)
    The significant components of the deferred tax assets were as follows (IN THOUSANDS):

                                                                                 YEAR ENDED MAY 31,
                                                                                --------------------
                                                                                  1996       1997
                                                                                ---------  ---------
Current assets:
  Cash to accrual adjustment..................................................
  Marketable securities.......................................................  $      10  $      12
  Accrued expense and other...................................................        204        301
                                                                                ---------  ---------
    Net current assets........................................................  $     214  $     313
                                                                                ---------  ---------
                                                                                ---------  ---------
Noncurrent assets (liabilities):
  Purchased technology........................................................  $     261
  Fixed assets and other......................................................        (24)       (73)
                                                                                ---------  ---------
                                                                                $     237  $     (73)
                                                                                ---------  ---------
                                                                                ---------  ---------

    The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                                       YEAR ENDED MAY 31,
                                                                 -------------------------------
                                                                   1995       1996       1997
                                                                 ---------  ---------  ---------
Income tax provision at statutory rate.........................       34.0%      34.0%      34.0%
State income taxes, net of federal benefit.....................        3.4        2.9        3.0
Foreign sales corporation......................................       (0.7)
Other, net.....................................................       (0.1)       1.1        1.5
                                                                       ---        ---        ---
                                                                      36.6%      38.0%      38.5%
                                                                       ---        ---        ---
                                                                       ---        ---        ---

10. SUPPLEMENTAL CASH FLOW INFORMATION:

    Supplemental cash flow information is summarized as follows (IN THOUSANDS):

                                                                           YEAR ENDED MAY 31,
                                                                     -------------------------------
                                                                       1995       1996       1997
                                                                     ---------  ---------  ---------
Cash paid during the year for:
  Interest.........................................................  $     247  $     128  $      38
  Income taxes.....................................................  $     735  $   1,879  $   1,410

Noncash investing and financing activities:
  Change in unrealized holding losses on marketable securities.....  $     (93) $     (11)
  Common stock issued for notes....................................  $     125
  Common stock repurchased for cancellation of notes receivable....  $     140
  Property and equipment purchased under capital lease.............  $     199

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

11. GEOGRAPHICAL INFORMATION:

FOREIGN OPERATIONS:

    The Company develops, markets and supports networked systems management software for distributed, heterogeneous computing environments and operates in one industry segment. The following presents information about operations in different geographic areas (IN THOUSANDS):

                                                             UNITED
                                                             STATES     EUROPE    ELIMINATIONS    TOTAL
                                                            ---------  ---------  ------------  ---------
1995
Total net revenues........................................  $  17,131  $   3,518   $     (963)  $  19,686
Portion of U.S. revenues from export sales................      1,524                               1,524
Income from operations....................................      2,514        236                    2,750
Identifiable assets.......................................      9,664      2,335         (170)     11,829

1996
Total net revenues........................................  $  26,529  $   5,351   $   (1,865)  $  30,015
Portion of U.S. revenues from export sales................      1,899                               1,899
Income from operations....................................      5,957        845                    6,802
Identifiable assets.......................................     31,488      2,903         (170)     34,221

1997
Total net revenues........................................  $  35,560  $   6,610   $   (2,334)  $  39,836
Portion of U.S. revenues from export sales................      2,210                               2,210
Income from operations....................................      6,953        851                    7,804
Identifiable assets.......................................     39,371      4,201         (140)     43,432

    Revenue and operating income (loss) from outside the United States include the operating results of Unison Software (UK) Ltd. and Unison Software Deutschland GmbH. Unison Software Deutschland GmbH was closed during fiscal 1997. Adjustments consist of eliminations of a charge by Unison Software, Inc. for royalties on software license fees recorded by its European subsidiaries. Identifiable assets are all assets, including corporate assets, identified with operations in each geographic area. Revenues from the United States, including export sales, are denominated in dollars. Revenues from European subsidiaries are denominated predominantly in their local currencies.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

    The information required by this item concerning the Company's directors is incorporated by reference to the information set forth in the section entitled "Proposal One--Election of Directors-- Information Regarding Nominees" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1997. The information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section entitled "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the Company's fiscal year ended May 31, 1997.

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

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
July 3, 1997

                                                                     SCHEDULE II

                     UNISON SOFTWARE, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                     BALANCE AT    CHARGED TO                 BALANCE AT
                                                                    BEGINNING OF    COSTS AND                 END OF THE
DESCRIPTION                                                          THE PERIOD     EXPENSES    DEDUCTIONS      PERIOD
------------------------------------------------------------------  -------------  -----------  -----------  -------------
Balance for the year ended May 31, 1995
  Allowance for doubtful accounts receivable......................    $      81            71                        152
Balance for the year ended May 31, 1996
  Allowance for doubtful accounts receivable......................          152           128         (104)          176
Balance for the year ended May 31, 1997
  Allowance for doubtful accounts receivable......................          176           247          (35)          388

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Form 10-K:

    1.  FINANCIAL STATEMENTS.

    See Index to Consolidated Financial Statements at Item 8, on page 24 of this Report.

    2.  FINANCIAL STATEMENT SCHEDULES.

    See Index to Financial Statement Schedules at Item 8, on page 24 of this Report.

    3.  EXHIBITS.

        3.1(1)   Certificate of Incorporation

        3.2(2)   Amended and Restated Bylaws of Registrant, as amended

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

       10.7(3)*  1995 Stock Option Plan, as amended and restated.

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

       10.12(1)  Lease dated July 1, 1994 for facilities located at 5101 Patrick Henry Drive,
                 Santa Clara, California.

       10.14(1)+ Software License Agreement dated as of July 30, 1993, between the Registrant and Hewlett-Packard Company, as amended.

       10.15(1)+ Software Distribution and License Agreement dated as of May 1, 1995, between the Registrant and Hewlett-Packard Company.

       10.18(4)* Promissory Note of Dominic Gattuso Jr. dated February 7, 1997.

       10.19     Lease dated May 31, 1997 for facilities located at 811 Barton Springs Road,
                 Austin, Texas.

       11.1      Statement of computation of earnings per share.

       21.1(1)   Subsidiaries of the Registrant.

       23.1      Consent of Coopers & Lybrand L.L.P., Independent Accountants.

       24.1      Power of Attorney (see page 46).

       27.1      Financial Data Schedule.

------------------------

(1) Incorporated herein by reference to identically numbered exhibit to Registrant's Registration Statement on Form S-1 (Reg. St. No. 33-92748), declared effective on July 20, 1995.

(2) Incorporated herein by reference to identically numbered exhibit to Registant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

(3) Incorporated herein by reference to identically numbered exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996.

(4) Incorporated by reference to exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

*   Indicates management compensatory plan, contract or arrangement.

+ Confidential treatment has been previously granted for certain portions of these exhibits.

(b) REPORTS ON FORM 8-K.

    None.

(c) EXHIBITS.

    See Item 14(a) above.

(d) FINANCIAL STATEMENT SCHEDULE.

    See Item 14(a) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed
on its behalf by the undersigned, thereunto duly authorized on this     day of
August 1997.

                                UNISON SOFTWARE, INC.

                                By:                /s/ DON H. LEE
                                     -----------------------------------------
                                                    Don H. Lee,
                                              CHIEF EXECUTIVE OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this
Form 10-K has been signed below by the following persons on August   , 1997 on
behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURES                      TITLE
------------------------------  --------------------------

                                Chief Executive Officer,
        /s/ DON H. LEE            President and Director
------------------------------    (Principal Executive
          Don H. Lee              Officer)

                                Vice President, Finance,
   /s/ RICHARD J. ARMITAGE        Chief Financial Officer
------------------------------    and Treasurer (Principal
     Richard J. Armitage          Financial and Accounting
                                  Officer)

    /s/ MICHAEL A. CASTEEL      Executive Vice President,
------------------------------    Chief Technology Officer
      Michael A. Casteel          and Director

     /s/ DONALD R. DIXON
------------------------------  Director
       Donald R. Dixon

    /s/ KENNETH A. GOLDMAN
------------------------------  Director
      Kenneth A. Goldman

     /s/ JEFFREY D. SAPER
------------------------------  Director
       Jeffrey D. Saper

                             UNISON SOFTWARE, INC.
                           ANNUAL REPORT ON FORM 10-K
                          FOR YEAR ENDED MAY 31, 1997
                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                              EXHIBIT DESCRIPTION
---------             --------------------------------------------------
 3.1(1)               Certificate of Incorporation.

 3.2(2) Amended and Restated Bylaws of Registrant, as amended.

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

10.7(3)*              1995 Stock Option Plan, as amended and restated.

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

10.12(1) Lease dated July 1, 1994 for facilities located at 5101 Patrick Henry Drive, Santa Clara, California.

10.14(1)+             Software License Agreement dated as of July 30,
                      1993, between the Registrant and Hewlett-Packard
                      Company, as amended.

10.15(1)+             Software Distribution and License Agreement dated
                      as of May 1, 1995, between the Registrant and
                      Hewlett-Packard Company.

10.18(4)*             Promissory Note of Dominic Gattuso Jr. dated
                      February 7, 1997.

10.19 Lease dated May 31, 1997 for facilities located at 811 Barton Springs Road, Austin, Texas.

11.1                  Statement of computation of earnings per share.

21.1(1)               Subsidiaries of the Registrant.

23.1                  Consent of Coopers & Lybrand L.L.P., Independent
                      Accountants.

24.1                  Power of Attorney (see page 46).

27.1                  Financial Data Schedule.

------------------------

(1) Incorporated herein by reference to identical number exhibit to the Registrant's Registration Statement on Form S-1 (Registration St. No. 33-92748) declared effective on July 20, 1995.

(2) Incorporated herein by reference to identically numbered exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

(3) Incorporated herein by reference to identically numbered exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1996.

(4) Incorporated by reference to exhibit to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 1997.

*   Indicates management compensatory plan, contract or arrangement.

+ Confidential treatment has been previously granted for certain portions of these exhibits.