Form 10-K/A
period 1997-05-31
UNISON SOFTWARE INC
filed 1997-09-29
CIK 945837

                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                  ______________________


                                        FORM 10-K/A
                                      AMENDMENT NO. 1
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee required]
    For the fiscal year ended: MAY 31, 1997

                                                OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No fee required]
    For the transition period from          to

    Commission File Number: 0-26198

                                  ____________________

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

                                       (408) 988-2800
                      (Registrant's telephone number, including area code)
                                  ____________________


              Securities registered pursuant to Section 12(b) of the Act: NONE

                 Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $.001 PAR VALUE PER SHARE
                                      (Title of Class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes[x]     No[ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of July 31, 1997, there were 11,966,680 shares of the Registrant's Common Stock outstanding, and the aggregate market value of such shares held by non- affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on July 31, 1997) was $77,270,546. Shares of Common Stock held by each executive officer and director and by each entity affiliated with such persons have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                 DOCUMENTS INCORPORATED BY REFERENCE

    None.

                            EXPLANATORY NOTE

    This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 solely for the purpose of revising and restating the following items in their entirety.

                                PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

            The following table sets forth the name, age and certain other information regarding the directors of the Company.


               NAME            AGE              PRINCIPAL OCCUPATION
               ----            ---              --------------------

         Don H. Lee. . . . . . .  58   CHIEF EXECUTIVE OFFICER OF THE COMPANY.
         Michael A. Casteel. . .  51   EXECUTIVE VICE PRESIDENT, CHIEF TECHNOLOGY
                                       OFFICER AND SECRETARY OF THE COMPANY
         Donald R. Dixon . . . .  50   PRESIDENT, TRIDENT CAPITAL, INC.
         Kenneth A. Goldman. . .  48   SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                       OFFICER, @HOME NETWORK
         Jeffrey D. Saper. . . .  49   MEMBER, WILSON, SONSINI, GOODRICH & ROSATI,
                                       P.C.

    DON H. LEE was a founder of the Company and has served as its Chief Executive Officer and as a member of the Board of Directors since 1980. In addition, Mr. Lee has served as President of the Company from its founding to July 1994 and again from July 1996 to August 1996 and from May 1997 until the present.

    MICHAEL A. CASTEEL was a founder of the Company and has served as its Executive Vice President and as a member of the Board of Directors since 1980. Mr. Casteel has served as the Company's Secretary from its founding to September 1993 and again from July 1996 to the present, and was appointed Chief Technology Officer in April 1994.

    DONALD R. DIXON has served as director of the Company since September 1993. Mr. Dixon has served as President of Trident Capital, Inc., a private investment firm, since May 1993, and served as Co-President of Partech International, Inc., an international venture capital and money management firm, from June 1988 until June 1993. Mr. Dixon also is a director of BA Merchant Services, Inc., and Platinum Software Corporation.

    KENNETH A. GOLDMAN has served as a director of the Company since December 1996. Since July 1996, Mr. Goldman has served as Senior Vice President and Chief Financial Officer for @Home Network, and he served as Senior Vice President, Finance and Chief Financial Officer for Sybase from July 1992 to July 1996. Mr. Goldman also serves as a director of Global Village Communications Corporation.

    JEFFREY D. SAPER has served as a director of the Company since September 1993, and served as the Secretary of the Company from September 1993 until June 1995. Mr. Saper has been a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, P.C., counsel to the Company, since 1980. Mr. Saper is also a director of Diamond Multimedia Systems, Inc.

    The information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

BOARD MEETINGS AND COMMITTEES

    During fiscal 1997, the Board of Directors held 9 meetings (including regularly scheduled and special meetings), and all of the incumbent directors attended 75% or more of the meetings of the Board of Directors and committees, if any, upon which such directors served. Certain matters were approved by the Board of Directors by unanimous written consent.

    The Board of Directors of the Company currently has two standing committees: an Audit Committee and a Compensation Committee. The Audit Committee is composed of Messrs. Dixon, Goldman and Saper. The Compensation Committee is composed of Messrs. Dixon and Goldman. The Company has no nominating committee or committee performing similar functions.

    AUDIT COMMITTEE. The Audit Committee makes such examinations as are necessary to monitor the corporate financial reporting and the internal and external audits of the Company, provides to the Board of Directors the results of its examinations and recommendations derived therefrom, outlines to the Board improvements made, or to be made, in internal accounting controls, nominates independent auditors, and provides to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention. The Audit Committee held two meetings during fiscal 1997.

    COMPENSATION COMMITTEE. The Compensation Committee reviews the Company's executive compensation policy, including equity compensation for senior executives of the Company, and makes recommendations to the Board of Directors regarding such matters. The Compensation Committee held two meetings during fiscal 1997.

DIRECTOR COMPENSATION

    Directors who are employees of the Company do not receive additional compensation for serving as directors of the Company. Each nonemployee director receives $2,500 per fiscal quarter. All nonemployee directors are reimbursed for expenses incurred in attending any Board of Directors or committee meeting.

    Nonemployee directors may participate in the Amended and Restated 1993 Director Stock Option Plan (the "Director Plan"), which was adopted by the Board of Directors and ratified by the Company's stockholders in September 1993. The Director Plan was amended by the Board of Directors in May 1995, which amendments were ratified by the stockholders in July 1995. A total of 225,000 shares of Common Stock has been reserved for issuance under the Director Plan. As of August 29, 1997, there were options to purchase 120,000 shares outstanding under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 22,500 shares of Common Stock (the "Initial Option") to each nonemployee director on the date on which such director first becomes a director. After the Initial Option is granted to a nonemployee director, such director will automatically be granted an option to purchase 7,500 shares (a "Subsequent Option") on June 1 of each subsequent year, provided such person is then a nonemployee director, and, provided further, that on such date such person has served on the Board for at least six months. Messrs. Dixon and Saper were each granted First Options in September 1993 and Subsequent Options in June of 1994, 1995, 1996 and 1997. Mr. Goldman was granted a First Option in December 1996 and a Subsequent Option in June 1997.

    Directors are also eligible to receive options under the Company's 1995 Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Compensation Committee was formed in October 1993 and is currently composed of Messrs. Dixon and Goldman. No interlocking relationship exists between any member of the Company's Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other Company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. reports of ownership on Form 3 and reports on changes in ownership on Form 4 or Form 5. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended May 31, 1997, its executive officers, directors and 10% Stockholders complied with all applicable Section 16(a) filing requirements except: an amendment to a Form 3 filed during the previous fiscal year was filed by Richard J. Armitage, Vice President of Finance, Chief Financial Officer and Treasurer to reflect shares owned by certain family members; and Michael A. Casteel, Executive Vice President and Chief Technical Officer, failed to file a Form 5 in a timely manner to report gifts to certain family members.


ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information concerning total compensation received by the Chief Executive Officer and each of the three other executive officers during the last fiscal year (the "Named Officers") for services rendered to the Company in all capacities during each of the two fiscal years ended May 31, 1997.




                                                               LONG-TERM
                                                              COMPENSATION
                                   ANNUAL COMPENSATION           AWARDS
                                ------------------------      -------------
                                                                SECURITIES
                              FISCAL                         UNDERLYING OPTIONS   ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY($)   BONUS($)        (#)          COMPENSATION($)
---------------------------   ------   ---------   --------  ------------------ ---------------

Don H. Lee  . . . . . . . . . 1997     $163,334    $40,000             --       $  1,200(1)
  CHIEF EXECUTIVE OFFICER     1996      154,336         --         70,500          1,200(1)


Dominic Gattuso Jr. (2) . . . 1997      176,670     25,000        242,640            300
  PRESIDENT AND CHIEF         1996           --         --             --             --
  OPERATING OFFICER


Michael A. Casteel  . . . . . 1997       99,239     25,000         18,000          1,200(1)
  EXECUTIVE VICE              1996       99,340    101,500         18,000          1,200(1)
  PRESIDENT AND CHIEF
  TECHNICAL OFFICER


Richard Armitage  . . . . . .1997       104,008     11,550             --          4,262(3)
  VICE PRESIDENT,            1996        98,090     24,085             --         76,947(4)
  FINANCE, CHIEF FINANCIAL
  OFFICER AND TREASURER

-------------------------
(1) Represents contributions under the Company's 401(k) Plan.
(2) Mr. Gattuso resigned his position with the Company in May 1997.
(3) Includes $1,200 of Company contribution under the 401(k) Plan and an allocation of $2,139 and 955 shares of Common Stock to an account of Mr. Armitage under the 401(k) Plan, which shares were allocated based on a value of $0.967, the price at which the Company's Employee Stock Ownership Plan (the "ESOP") originally purchased such shares. In November 1995, the ESOP was merged into the 401(k) Plan, and all ESOP Participants received corresponding accounts under the 401(k) Plan. Based on the closing price of the Company's Common Stock on August 29, 1997 ($12.25 per share), such shares had a value of $11,698.75 at such date.
(4) Includes $400 of Company contributions under the 401(k) Plan and an allocation of $71,215 and 5,515 shares of Common Stock to an account of Mr. Armitage under the 401(k) Plan, which shares were allocated based on a value of $0.967, the price at which the Company's ESOP originally purchased such shares. Based on the closing price of the Company's Common Stock on August 29, 1997 ($12.25 per share), such shares had a value of $67,558.75 at such date.
                                        -5-

OPTION GRANTS IN LAST FISCAL YEAR

    The following table shows, as to the Named Officers, information concerning stock options granted during the year ended May 31, 1997.





                                                       INDIVIDUAL GRANTS
                                    --------------------------------------------------------

                                    NUMBER OF     PERCENT OF TOTAL                            POTENTIAL REALIZABLE VALUE AT
                                     SECURITIES      OPTIONS                                    ASSUMED ANNUAL RATES OF
                                     UNDERLYING      GRANTED TO                                  STOCK PRICE APPRECIATION
                                      OPTIONS     EMPLOYEES IN    EXERCISE PRICE   EXPIRATION     FOR OPTION TERM
                                                                                               ----------------------------
              NAME                    GRANTED      FISCAL YEAR(1)   PER SHARE($)      DATE(2)          5%             10%
---------------------------------------------------------------------------------------------------------------------------------


Don H. Lee  . . . . . . . . . . . .        --              --                 --           --                --              --

Dominic Gattuso Jr.(4)  . . . . . .   242,640            23.4%          $  12.66       8/16/06       $ 1,932,874    $ 4,898,284

Michael A. Casteel(5) . . . . . . .    18,000             1.7              11.66       7/31/01            58,019        128,207

Richard J. Armitage . . . . . . . .        --               --                --              --            --              --



------------------------------

(1) The Company granted to employees in fiscal 1997 options to purchase 1,037,030 shares of Common Stock.

(2) Options may terminate before their expiration upon the termination of optionee's status as an employee or consultant, the optionee's death or disability or an acquisition or dissolution of the Company.

(3) Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (either 5 or 10 years) at the annual rate specified (5% and 10%). Annual compounding over 5 years results in total appreciation of approximately 27.6% (at 5% per year) and 61.1% (at 10% per year) and over 10 years total appreciation of approximately 62.9% (at 5% per year) and 159.4% (at 10% per year). The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of future stock price growth.

(4) Mr. Gattuso's option was a nonstatutory stock option, granted under the Amended and Restated 1995 Stock Option Plan, and had an exercise price equal to the fair market value on the date of grant. The option had a ten-year term and vested in four equal annual increments over four years commencing on the date of grant. The option was subsequently repriced to have an exercise price of $6.75 on March 13, 1997. Mr. Gattuso's employment with the Company terminated in May 1997. All options held by
    Mr. Gattuso were unvested at   that time and therefore were canceled.

(5) Mr. Casteel's option is a nonstatutory stock option, was granted under the Amended and Restated 1995 Stock Option Plan, and has an exercise price equal to the fair market value on the date of grant. The option has a five-year term and vests in three equal annual increments over three years commencing on the date of grant.
                                       -6-

OPTION EXERCISES AND HOLDINGS

    The following table sets forth, as to the Named Officers, certain information concerning stock options exercised during fiscal 1997 and the number of shares subject to both exercisable and unexercisable stock options as of May 31, 1997. Also reported are values for unexercised "in-the-money" options, which values represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of May 30, 1997.





                                                                         NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED
                                                                                  UNEXERCISED              IN-THE-MONEY OPTIONS
                                         SHARES ACQUIRED       VALUE        OPTIONS AT FISCAL YEAR END    AT FISCAL YEAR END ($)(2)
                                                                          ------------------------------  ------------------------
                                               ON             REALIZED
               NAME                         EXERCISE (#)       ($) (1)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
Don H. Lee  . . . . . . . . . . .              --                   --           6,000          12,000        $1,500    $3,000
Dominic Gattuso Jr.(3)  . . . . .              --                   --              --              --            --        --
Michael A. Casteel  . . . . . . .              --                   --           6,000          30,000         1,500     3,000
Richard J. Armitage . . . . . . .              --                   --             374             376         2,076     2,087

----------------------

(1) Market value of underlying securities on the exercise date minus the exercise price.
(2) Market value of underlying securities based on the closing price of the Company's Common Stock on May 30, 1997 (the last trading day of fiscal
    1997) on the Nasdaq National Market of $7.75 minus the exercise price.
(3) Mr. Gattuso's employment with the Company terminated in May 1997. All options held by Mr. Gattuso were unvested at that time and therefore were canceled.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the beneficial ownership of Common Stock of the Company as of August 29, 1997 for the following: (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock; (ii) each of the Company's directors;
(iii) each of the officers named in the Summary Compensation Table; and (iv) all current directors and executive officers of the Company as a group.


                                                   SHARES         PERCENTAGE
                                                 BENEFICIALLY     BENEFICIALLY
              NAME                                  OWNED(1)        OWNED
-------------------------------------------      ------------     --------------
Don H. Lee (2)  . . . . . . . . . . . . .          2,240,952         18.7%
 c/o Unison Software, Inc.
 5101 Patrick Henry Drive
 Santa Clara, CA 95054

Michael A. Casteel (3)  . . . . . . . . .          1,493,149         12.5
 c/o Unison Software, Inc.
 5101 Patrick Henry Drive
 Santa Clara, CA 95054

RCM Capital Management, L.L.C. (4)  . . .            779,500          6.5
 Four Embarcadero Center
 Suite 3000
 San Francisco, CA  94111

Donald R. Dixon (5)                                  847,795          7.1
Trident Capital, L.P. . . . . . . . . . .
 2480 Sand Hill Road
 Menlo Park, CA 94025

Dominic Gattuso, Jr.  . . . . . . . . . .             13,890            *
Kenneth A. Goldman  . . . . . . . . . . .                --             --
Jeffrey D. Saper (6)  . . . . . . . . . .            126,750            *
Richard J. Armitage (7) . . . . . . . . .             99,803            *
Unison 401(k) Plan (8)  . . . . . . . . .          1,381,796         11.5
All current directors and executive
    officers as a group (6 persons)(9)  . . .      4,808,449         39.9


--------------------------
*      Less than 1%.
  (1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of August 29, 1997 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.
  (2) Includes 2,228,952 shares held by Don H. Lee and Rita M. Lee, Trustees of the Lee Family Trust U/D/T dated December 12, 1990. Also includes 12,000 shares issuable under stock options exercisable within 60 days of August 29, 1997. Excludes
                                       -8-
       all shares held by the Company's 401(k) Plan. Mr. Lee is a co-trustee of the 401(k) Plan, but has neither discretionary voting power with respect to the excluded shares, nor any pecuniary interest in any shares held by the 401(k) Plan. Subject to certain limitations under the 401(k) Plan, voting power is possessed by the participants in the 401(k) Plan with respect to the shares allocated to each such participant.
  (3) Includes 1,464,649 shares held by Michael A. Casteel and Cathy D. Casteel, Trustees under Trust dated April 6, 1984, 4,500 shares held by the Casteel Charitable Remainder Unitrust, and 6,000 shares held in a trust fund for Mr. Casteel's minor children. Also includes
       18,000 shares issuable under stock options exercisable within 60 days of August 29, 1997. Excludes all shares held by the Company's 401(k) Plan. Mr. Casteel is a co-trustee of the 401(k) Plan, but has neither discretionary voting power with respect to the excluded shares, nor any pecuniary interest in any shares held by 401(k) Plan. Subject to certain limitations under the 401(k) Plan, voting power is possessed by the participants in the 401(k) Plan with respect to the shares allocated to each such participant.
  (4) This information was obtained from RCM Capital Management, L.L.C. ("RCM LLC"). RCM LLC is a wholly-owned subsidiary of Dresdner Bank AG, an international banking organization. RCM Limited L.P. is the Managing Agent of RCM LLC and RCM General Corporation is the General Partner of RCM Limited L.P. Such entities may be deemed to be affiliated with RCM LLC and may be deemed to have beneficial ownership of securities held by RCM LLC.
  (5)  Includes 802,795 shares, held by Trident Capital, L.P., and
       45,000 shares issuable under stock options exercisable within 60 days of August 29, 1997, which options are held for the benefit of Trident Capital, L.P. "Trident Capital, L.P." consists of Trident Capital Partners Fund - I, L.P. and Trident Capital Partners Fund - I, C.V., which may be deemed to be affiliated entities and whose ownership of Common Stock is presented collectively. Mr. Dixon is President of Trident Capital, Inc., the general partner of Trident Capital, L.P., and disclaims beneficial ownership of the shares owned by or held for the benefit of Trident Capital, L.P., except to the extent of his pecuniary interest therein.
  (6) Includes 15,000 shares issuable under stock options exercisable within 60 days of August 29, 1997, and 52,875 shares held by WS Investment Company. Mr. Saper is a limited partner of WS Investment Company and disclaims beneficial ownership except to the extent of his pecuniary interest therein.
  (7) Includes 374 shares issuable under stock options exercisable within 60 days of August 29, 1997. Also includes 25,917 shares held by the 401(k) Plan and allocated to Mr. Armitage thereunder, and 3,000 shares held of record by Mr. Armitage's minor child. Mr. Armitage disclaims beneficial ownership of such shares.
  (8) Don H. Lee and Michael A. Casteel are co-trustees of the 401(k) Plan, but have neither discretionary voting power with respect to shares held by the 401(k) Plan, nor any pecuniary interest therein. Subject to certain limitations under the 401(k) Plan, voting power is possessed by the participants in the 401(k) Plan with respect to the shares allocated to each such participant.
  (9) Includes 90,374 shares issuable under stock options exercisable within 60 days of August 29, 1997. See also footnotes (2), (3), (5), (6) and
       (7).
                                       -9-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company and Trident Capital, L.P. ("Trident Capital"), entered into a Credit Facility and Warrant Agreement dated October 29, 1993 (the "Credit Facility") pursuant to which the Company was granted a credit line of up to $500,000 and Trident Capital was issued a warrant to purchase up to 187,500 shares of the Company's Common Stock at a purchase price of $2.67 per share. Donald R. Dixon, a director of the Company, is President of Trident Capital's general partner, Trident Capital, Inc. On January 1, 1994, Trident Capital assigned all of its obligations under the Credit Facility and the warrants to Trident Capital Partners Fund - I, L.P. On February 9, 1994, portions of Trident Capital Partners Fund - L.P.'s obligations under the Credit Facility and of the warrants were assigned to Trident Capital Partners Fund - I, C.V. The Credit Facility was terminated in fiscal year 1997. In October 1996, all warrants were exercised on a net basis, resulting in the issuance of 131,736 and 26,060 shares of Common Stock to Trident Capital Partners Fund - I, L.P.
and Trident Capital Partners Fund - I, C.V., respectively.   The holders of
the shares issued upon exercise are entitled to certain piggyback registration rights with respect to these shares.

    On December 1, 1993, the Company issued to WS Investment Company 93D, of which Jeffrey D. Saper, a director of the Company, is a limited partner, a warrant to purchase up to 18,750 shares of Common Stock at a purchase price of $2.67 per share. In December 1996, the warrant was exercised in full. The holders of the shares issued upon exercise are entitled to certain piggyback registration rights with respect to these shares.

    In February 1997, the Company loaned $135,000 to Dominic Gattuso Jr., the Company's President and Chief Operating Officer at the time (the "Loan"). Mr. Gattuso executed a Promissory Note (the "Note") evidencing the Loan and entered into a Security Agreement, pursuant to which he pledged 5,000 shares of the Company's Common Stock as collateral for the Loan. Under the terms of the Note, all outstanding principal and all unpaid and unforgiven interest was due and payable 180 days following the termination of Mr. Gattuso's employment with the Company. The Note was full recourse and bore an adjustable interest rate equal to the Prime Rate as published in the Wall Street Journal; provided that interest accrued during each of the Company's fiscal quarters would be forgiven if the Company's operating profits were to equal or exceed certain budgeted amounts so long as Mr. Gattuso remained employed by the Company. In May 1997, Mr. Gattuso's employment terminated. The outstanding principal and interest under the Note is due on November 1, 1997.

    Jeffrey D. Saper, a director of the Company, is a senior partner of Wilson Sonsini Goodrich & Rosati, Professional Corporation, a law firm which performs legal services for the Company.

    The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of September 1997.

                                            UNISON SOFTWARE, INC.


                                            By: /s/ RICHARD J. ARMITAGE
                                                _______________________
                                            Richard J. Armitage
                                            Vice President, Finance, Chief
                                            Financial
                                            Officer and Treasurer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on September 29, 1997 on behalf of the Registrant and in the capacities and on the dates indicated:


         SIGNATURES                                        TITLE
         ----------                                        -----

             *
     ------------------                   Chief Executive Officer, President and Director (Principal
         Don H. Lee                       Executive Officer)

             *
     ------------------                   Vice President, Finance, Chief Financial Officer and
     Richard J. Armitage                  Treasurer (Principal Financial and Accounting Officer)


             *
     ------------------                    Executive Vice President, Chief
     Michael A. Casteel                    Technology Officer and Director


             *                             Director
     -----------------
     Donald R. Dixon

             *                             Director
     -----------------
     Kenneth A. Goldman

             *                             Director
     -----------------
     Jeffrey D. Saper


* By:    /s/ RICHARD J. ARMITAGE
         -----------------------
         Richard J. Armitage
         Attorney-in-Fact