Form 10-Q
period 1997-08-31
UNISON SOFTWARE INC
filed 1997-10-01
CIK 945837

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                          OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NUMBER:  0-26198


                                UNISON SOFTWARE, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                              94-2696878
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)





                               5101 PATRICK HENRY DRIVE
                            SANTA CLARA, CALIFORNIA  95054
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                    (408) 988-2800
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES /X/           NO / /

    The number of shares of Common Stock outstanding as of September 11, 1997 was 11,968,837.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNISON SOFTWARE, INC.

                                  TABLE OF CONTENTS


                            PART I  FINANCIAL INFORMATION


                                                                                           PAGE
                                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of May 31, 1997 and August 31, 1997.......................3

    Consolidated Statements of Operations for the three months ended August 31, 1996 and
         August 31, 1997.....................................................................4

    Consolidated Statements of Cash Flows for the three months ended August 31, 1996 and
         August 31, 1997.....................................................................5

    Notes to the Consolidated Financial Statements...........................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.......................................................................7


                             PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................11

SIGNATURES..................................................................................12

INDEX TO EXHIBITS...........................................................................13


ITEM 1

                      UNISON SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)



                                                                                       MAY 31,      AUGUST 31,
                                                                                        1997           1997
                                                                                      --------     -----------
                                        ASSETS
 Current assets:
    Cash and cash equivalents........................................................ $ 10,674       $ 10,852
    Marketable securities............................................................   11,716         11,891
    Accounts receivable, net of allowance for doubtful accounts of $388 and $352
         at May 31, 1997 and August 31, 1997, respectively...........................   13,387         10,948
    Prepaid expenses and other current assets........................................      540            688
    Deferred income taxes............................................................      313            301
                                                                                      --------       --------
         Total current assets........................................................   36,630         34,680
 Property and equipment, net.........................................................    2,498          2,595
 Marketable securities...............................................................    4,108          4,108
 Other assets, net...................................................................      196            604
                                                                                      --------       --------
    Total assets..................................................................... $ 43,432       $ 41,987
                                                                                      --------       --------
                                                                                      --------       --------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current portion of long-term debt................................................ $     66       $     64
    Accounts payable.................................................................      532            383
    Income taxes payable.............................................................    1,171            151
    Accrued compensation.............................................................    1,897          1,389
    Accrued expenses.................................................................    1,386          1,145
    Deferred revenue.................................................................    7,959          7,466
                                                                                      --------       --------
         Total current liabilities...................................................   13,011         10,598
 Long-term debt, net of current portion..............................................       59             44
 Deferred income taxes...............................................................       73             73
 Deferred revenue, long-term.........................................................      403            403
                                                                                      --------       --------
         Total Liabilities...........................................................   13,546         11,118
                                                                                      --------       --------
 Preferred stock, $0.001 par value; authorized: 5,000 shares;
    issued and outstanding: 0........................................................       --             --
 Common stock, $0.001 par value; authorized: 40,000 shares; issued and outstanding:
    11,929 and 11,968 shares at May 31, 1997 and August 31, 1997, respectively.......       12             12
 Additional paid-in capital..........................................................   17,595         17,815
 Notes receivable for common stock...................................................     (135)          (135)
 Unrealized holding losses on marketable securities, net.............................      (19)           (12)
 Cumulative foreign currency translation adjustments.................................       49             37
 Retained earnings...................................................................   12,384         13,152
                                                                                      --------       --------
    Total stockholders' equity.......................................................   29,886         30,869
                                                                                      --------       --------
         Total liabilities and stockholders' equity.................................. $ 43,432       $ 41,987
                                                                                      --------       --------
                                                                                      --------       --------

                                       See accompanying notes.

                       UNISON SOFTWARE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)
                                     (unaudited)

                                                   THREE MONTHS ENDED AUGUST 31,
                                                   -----------------------------
                                                      1996               1997
                                                   ----------         ----------
Net revenues:
    License fees..............................      $ 4,546            $ 6,032
    Services..................................        3,033              4,308
                                                    -------            -------
         Total net revenues...................        7,579             10,340
                                                    -------            -------
Costs and expenses:
    Cost of license fees......................          195                277
    Cost of services..........................          699              1,043
    Sales and marketing.......................        3,783              5,149
    Research and development..................        1,092              1,720
    General and administrative................          801              1,186
                                                    -------            -------
         Total costs and expenses.............        6,570              9,375
                                                    -------            -------
Income from operations........................        1,009                965
Interest and other income (expense), net......          232                284
                                                    -------            -------
Income before income taxes....................        1,241              1,249
Provision for income taxes....................          478                481
                                                    -------            -------
Net income....................................      $   763            $   768
                                                    -------            -------
                                                    -------            -------
Net income per share..........................      $  0.06            $  0.06
                                                    -------            -------
                                                    -------            -------
Shares used in per share calculation..........       12,158             12,121
                                                    -------            -------
                                                    -------            -------


                            See accompanying notes.

                      UNISON SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                   THREE MONTHS ENDED AUGUST 31,
                                                   -----------------------------
                                                      1996               1997
                                                   ----------         ----------
Cash flows from operating activities:
  Net income....................................... $   763            $   768
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization..................     124                221
    Other..........................................                          7
    Changes in current assets and liabilities:
      Accounts receivable..........................   2,227              2,439
      Prepaid expenses and other current assets....    (138)              (148)
      Accounts payable and other accrued expenses..    (853)            (1,918)
      Deferred revenue.............................    (359)              (493)
                                                    -------            -------
        Net cash provided by operating activities..   1,814                876
                                                    -------            -------

Cash flows from investing activities:
  Purchase of property and equipment...............    (501)              (318)
  Increase in other long-term assets...............      (5)              (408)
  Purchases of marketable securities...............  (5,326)            (1,283)
  Sales of marketable securities...................   3,500              1,108
                                                    -------            -------
        Net cash used in investing activities......  (2,332)              (901)
                                                    -------            -------

Cash flows from financing activities:
  Issuance of common stock and warrants............     496                220
  Payment on capital lease obligations and
    notes payable..................................    (316)               (17)
                                                    -------            -------
        Net cash provided by financing activities..     180                203
                                                    -------            -------
        Net increase (decrease) in cash and
          cash equivalents.........................    (338)               178
Cash and cash equivalents at beginning of period...   4,558             10,674
                                                    -------            -------
Cash and cash equivalents at end of period......... $ 4,220            $10,852
                                                    -------            -------
                                                    -------            -------

                              See accompanying notes.

                             UNISON SOFTWARE, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    These interim consolidated financial statements are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The interim financial information herein is not necessarily indicative of results for any future period. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended May 31, 1997 included in the Company's Form 10-K. The balance sheet at May 31, 1997 was derived from audited financial statements; however, it does not include all disclosure required by generally accepted accounting principles.

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

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the audited financial statements and notes thereto of the Company for the fiscal year ended May 31, 1997 included in the Company's Form 10-K.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data as a percentage of total net revenues:

                                                 THREE MONTHS ENDED AUGUST 31,
                                                 -----------------------------
                                                     1996            1997
                                                 -------------   -------------
Net revenues:
  License fees                                        60.0%          58.3%
  Services                                            40.0%          41.7%
                                                     ------         ------
    Total net revenues                               100.0%         100.0%
                                                     ------         ------
Cost and expenses:
  Cost of license fees                                 2.6%           2.7%
  Cost of services                                     9.2%          10.1%
  Sales and marketing                                 49.9%          49.8%
  Research and development                            14.4%          16.6%
  General and administrative                          10.6%          11.5%
                                                     ------         ------
    Total costs and expenses                          86.7%          90.7%
                                                     ------         ------
Income from operations                                13.3%           9.3%
Interest and other income (expense), net               3.1%           2.7%
                                                     ------         ------
Income before income taxes                            16.4%          12.0%
Provision for income taxes                             6.3%           4.7%
                                                     ------         ------
 Net income                                           10.1%           7.3%
                                                     ------         ------
                                                     ------         ------
    NET REVENUES

    Net revenues increased 36% from $7.6 million for three months ended August 31, 1996 to $10.3 million for the three months ended August 31, 1997. The increase was primarily the result of growth in open systems license fees attributable to increased market acceptance of the Company's UNIX and Microsoft Windows NT products, and increased revenues from indirect channels. Service revenues also increased, reflecting the increase in the installed base of the Company's products and additional revenue generated as a result of the expansion of the Company's consulting services group.

    License fees accounted for 60.0% of net revenues for the three months ended August 31, 1996 compared to 58.3% of net revenues for the three months ended August 31, 1997. Conversely, service revenues accounted for 40.0% of net revenues for the three months ended August 31, 1996 compared to 41.7% of net revenues for the three months ended August 31, 1997.

    UNIX and Windows NT license fees accounted for 69.2% of total license fees for the three months ended August 31, 1996 and 74.4% of total license fees for the three months ended August 31, 1997. The increases in UNIX and Windows NT license fee revenues both in absolute dollars and as a percentage of total license fees resulted from the expansion of the Company's product offerings and its increased efforts to address the open distributed systems market. The Company's future growth, if any, will depend on continued growth in UNIX and Windows NT license fees. License fees from HP3000 products have been, and are expected to continue to be, a significant though declining portion of the Company's net revenues. However, there can be no assurance as to how long the HP3000 will continue to be a viable product or be used in ways which benefit from use of the Company's networked systems management tools. The Company anticipates that HP3000 license fees may decline in the future, as the Company continues to focus on the open distributed systems market.

    Sales to customers outside of the United States, including sales generated by the Company's United Kingdom subsidiary, represented 22.5% of net revenues for the three months ended August 31, 1996 as compared to 23.8% of net revenues for the three months ended August 31, 1997.

    COST OF LICENSE FEES

    Cost of license fees consists primarily of product packaging, shipping, delivery media, documentation and third-party royalties payable in connection with sales of certain of the Company's products. Cost of license fees increased from $195,000, or 4.3% of license fees, in the three months ended August 31, 1996 to $277,000, or 4.6% of license fees, in the three months ended August 31, 1997. The increase in cost of license fees in both absolute dollars and as a percentage of license fees was primarily the result of increased revenues from the Company's products that are subject to royalty obligations.

    COST OF SERVICES

    Cost of services consists primarily of the direct and indirect costs of providing software maintenance and support, training and consulting services to the Company's customers. Cost of services increased from $699,000, or 23.0% of service revenues, in the three months ended August 31, 1996 to $1,043,000, or 24.2% of service revenues, in the three months ended August 31, 1997. The increases were due to increases in support personnel in anticipation of increased demand for customer support services relating to the Company's UNIX and Windows NT products and additional training and consulting personnel to assist customers in deploying these products.

    SALES AND MARKETING

    Sales and marketing expenses consist principally of salaries, commissions and advertising and promotion costs. Sales and marketing expenses increased from $3.8 million, or 49.9% of net revenues, in the three months ended August 31, 1996 to $5.1 million, or 49.8% of net revenues, in the three months ended August 31, 1997. The increase in absolute dollars was primarily the result of the expansion of the Company's field sales organization and increased sales compensation. The Company anticipates that as it continues to expand its sales and marketing efforts in the open systems market, such expenses will continue to increase in absolute dollars.

    RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of personnel related costs. Research and development expenses increased from $1.1 million, or 14.4% of net revenues, in the three months ended August 31, 1996 to $1.7 million, or 16.6% of net revenues, in the three months ended August 31, 1997. Research and development expenses increased in absolute dollars and are expected to continue to increase as a result of the Company's efforts to enhance and expand its product offerings.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased from $801,000, or 10.6% of net revenues, in the three months ended August 31, 1996 to $1.2 million, or 11.5% of net revenues, in the three months ended August 31, 1997. The Company expects that its general and administrative expenses will increase in absolute dollars in the future, as the Company expands its staffing to support expanded operations.

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

    PROVISIONS FOR INCOME TAXES

    The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company's effective tax rate for the periods ended August 31, 1996 and August 31, 1997 was 38.5%. Such rate approximately represented the combined federal and state statutory rate and certain taxes due in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded its operations and capital expenditures primarily with cash flow from operations. Net cash provided by operating activities in the three months ended August 31, 1997 was $876,000, resulting primarily from net income and decreases in accounts receivable,
offset by decreases in accounts payable, and deferred revenue.   This
compares to net cash provided by operating activities of $1.8 million for the same period of fiscal 1997.

    Net cash used in investing activities was $2.3 million and $901,000 in the three months ended August 31, 1996 and August 31, 1997, respectively. The latter amount consisted primarily of purchases of marketable securities and equipment, increases in long-term assets, offset in part by sales of marketable securities.

    Financing activities provided $180,000 in the three months ended August 31, 1996 and $203,000 in the three months ended August 31, 1997, primarily as a result of issuance of common stock, offset in part by repayment of notes payable.

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

                                   UNISON SOFTWARE, INC.
                                   (Registrant)


                                    By: /s/ RICHARD J. ARMITAGE
                                       ---------------------------------
Date: October 1, 1997                     Richard J. Armitage
                                            Chief Financial Officer
                                            (Principal Financial and Principal
                                            Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT                                                                   PAGE

11.1     Statement Regarding Computation of Net Income Per Share ........  14
27.1     Financial Data Schedule ........................................  --